Form 10-K
period 1996-06-30
TELETEK INC
filed 1996-10-15
CIK 312979

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D. C.  20549

                          FORM 10-K


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended            June 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________


     Commission file number      0-9019

                          Teletek, Inc.
     (Exact name of Registrant as specified in its charter)

         Nevada                                   88-0298190
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)              Identification No.)

1771 E. Flamingo Road, Suite 111A, Las Vegas, Nevada   89119
      (Address of principal executive offices)        (Zip code)

                         (702) 734-0177
      (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

               Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price of registrant's common stock as reported by the Nasdaq Stock Market on September 17, 1996, was approximately $64,616,555.

Indicate  the number of shares outstanding of  each  of  the registrant's  classes of common stock, as of  September  17,
1996:  14,432,262

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Teletek, Inc. (the "Company"), has been engaged in various facets of the telecommunications industry since its inception. Since 1993, the Company, through its operating subsidiaries, has provided long-distance telecommunications services, consisting primarily of direct dial international long-distance telephone transmissions from the United States for commercial customers. The Company was incorporated in Colorado on April 2, 1979. On April 9, 1993, the Company effected a merger with a newly formed wholly-owned subsidiary for the primary purpose of changing its domicile to Nevada. The Company's executive offices are located at 1771 E. Flamingo Road, Suite 111A, Las Vegas, Nevada 89119. Unless the context otherwise requires, the "Company" refers to Teletek, Inc. and its subsidiaries.

RECENT DEVELOPMENTS

  OVERLAND PARK SWITCHING CENTER

     In September 1995, the Company purchased subject to a capital lease DSC Communications DEX 600SC Tandem Switch switching equipment. The switching equipment was installed at its newly established offices in Overland Park, Kansas, and became operational in March 1996. The switching equipment is a computer controlled digital processor designed primarily to route and track telephone calls, including the destination and length of such calls for billing purposes.

  SELECTEL CORPORATION

     In August 1996, the Company purchased all of the capital stock of SelecTel Corporation, a California corporation ("SelecTel"), in consideration for a $300,000 note bearing interest at 8% per annum and due in two years, 190,000 restricted shares of the Company's common stock ("Common Stock"). SelecTel is a switchless reseller of long-distance telecommunications services. SelecTel principally markets such services to hotels and motels and other similar leisure industry businesses in approximately 14 states. SelecTel does not own or lease any switching equipment. The Company is in the process of integrating SelecTel's customers into its transmission network.

  PHONE LINE USA

     In August 1996, the Company purchased substantially all of the assets of Xtel, Inc., a Nevada corporation, dba Phone Line USA ("Phone Line USA"), for approximately $145,000, of which approximately $120,000 was paid by forgiving indebtedness of Phone Line USA. In addition, the Company agreed to employ the President of Phone Line USA for a one-year period. Phone Line USA markets disposable prepaid calling cards which enable the holder to make long-
distance telephone calls. Phone Line USA primarily markets its prepaid calling cards with international calling capabilities through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. The prepaid calling cards typically are sold in denominations of $10 and $20.

NARRATIVE DESCRIPTION OF BUSINESS

  LONG-DISTANCE INDUSTRY

     On January 1, 1984, AT&T Corp.'s ("AT&T") divestiture of certain of its operating companies went into effect. As a result of the divestiture decree (the "Divestiture Decree"), AT&T was forced to divest its 22 Bell Operating Companies ("BOCs"), which were reorganized under seven Regional Bell Operating Companies ("RBOCs"). The RBOCs own and are responsible for operations of the BOCs in each of their regions. The BOCs, as well as other independent companies which provide local telephone service, are characterized as local exchange carriers. The local exchange carriers are responsible for providing dial tone, local lines and billing for local service as well as local access for long-distance traffic.

     As an additional part of the Divestiture Decree, the United States was divided into approximately 200 Local
Access and Transport Areas ("LATAs"). AT&T was given the right to compete for inter-LATA long-distance business, but was prohibited from providing intra-LATA long-distance and local service. The BOCs and other local exchange carriers were permitted to compete for intra-LATA long-distance and local service, but were prohibited from entering the inter-LATA long-distance market in which the Company competes, although legislation has been introduced in Congress that would permit the BOCs and other local exchange carriers to compete in the long-distance market.

     The Divestiture Decree also required the local exchange carriers to provide all interexchange carriers, such as the Company, with access to the local telephone exchange facilities that are "equal in type, quality and price" to that provided to AT&T. In addition, the local exchange carriers were required to conduct a subscription process allowing consumers to select their long-distance carrier. This development, known as "equal access," enabled consumers to complete calls using their selected long-distance carrier by simply dialing "1" plus the area code and number. Prior to equal access, consumers using an interexchange carrier other than AT&T had to dial a local number, then an access code, then the area code and number of the call destination to complete a call. With equal access, all inter-LATA calls are routed automatically to the consumer's long-distance carrier of choice, while all intra-LATA traffic is carried by the local exchange carriers. The Divestiture Decree and the implementation of equal access constitute the fundamental regulatory developments that allow interexchange carriers other than AT&T, such as the Company, to enter and compete in the long-distance telecommunications market.

     All interexchange carriers, including AT&T and the Company, pay charges to the local exchange carriers for access to local telephone lines at both the originating and terminating ends of all long-distance calls, unless the Company is able to install a dedicated line providing direct access from the customer to one of the Company's switch centers. As is the case with most interexchange carriers, access charges represent the single largest component of the Company's cost of revenues.

     Since the Divestiture Decree, the long-distance industry has experienced rapid technological development. Prior significant technological change was the advent of digital transmission technology, which represented an improvement over analog technology. Because the BOCs and many local exchange carriers converted rapidly to digital switches, digital technology was necessary for interexchange carriers to connect to the local exchange carriers for equal access. Accompanying the movement toward digital switching was the rapid development and implementation of fiber optic circuitry, which also requires digital technology. While AT&T had once been the only source of high quality transmission facilities, several other companies, including MCI Communications Corp. ("MCI") and Sprint Corp. ("Sprint"), entered the business of building transmission facilities using primarily fiber optic circuits.

     The construction of these additional transmission facilities created two distinct groups in the long-distance industry: facilities based carriers (entities which own their own transmission network) and non-facilities based carriers, such as the Company. The surge in construction of new long-haul facilities has created excess transmission capacity for long-distance calls. This excess capacity and the resultant decline in transmission rates have both raised the break-even traffic volume for facilities based carriers and increased the difficulty of obtaining that volume through their internal customer bases. Accordingly, facilities based carriers have become both wholesalers and retailers, selling their transmission capacity to both non-facilities based carriers and consumers. Non-facilities based carriers, such as the Company, have benefited from the wider availability and the lower cost of transmission services, as it has become possible for them to lease circuits on attractive terms, particularly as their volume of business increases to significant levels.

     The  Divestiture  Decree prompted several  hundred  new
entrants into the long-distance industry, including the Company. The industry, however, has experienced rapid consolidation, primarily due to the technological changes described above. Facilities based carriers, many of which were initially unprofitable due to their sizable capital outlays, began acquiring other carriers to increase traffic for their networks in an effort to cover fixed costs. Similarly, larger non-facilities based carriers began buying smaller carriers to build their traffic, improve their networking, and increase their leverage in leasing transmission facilities from facilities based carriers.

     As a result of the changes brought about by the Divestiture Decree, interexchange carriers, including the Company, generally provide long-distance telephone services at a lower cost than the comparable services offered by AT&T, MCI and Sprint. The Company's success will depend on its ability to provide comparable or better services at prices equal to or lower than its competitors in the future.

  LONG-DISTANCE SERVICES

     The Company, through a wholly owned subsidiary, Hi-Rim Communications, Inc., a Nevada corporation ("Hi-Rim"), provides its customers with 24-hour long-distance telephone services to all points in the United States and to any foreign country. The Company's primary focus is to provide direct dial international long-distance telephone transmission from the United States for commercial customers. Revenues from international long-distance telephone services accounted for approximately 90%, 50% and 0% of the Company's consolidated revenues for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     The Company maintains two switching centers that route certain of its customers' long-distance calls. One switching center is located in Las Vegas, Nevada and the other is located in Overland Park, Kansas. Other customers' calls are routed through facilities of other carriers, pursuant to agreements between the Company and such carriers.

     The Company is primarily a non-facilities based interexchange carrier that routes its customers' calls over a transmission network consisting primarily of dedicated long-distance lines secured by the Company from a variety of other carriers. This enables the Company to avoid the substantial capital requirements of building and maintaining its own extensive transmission facilities. The terms of these lease arrangements vary from month-to-month to longer term arrangements and the lease costs may be priced on a usage sensitive basis or at a fixed monthly rate. Because the amount the Company charges its customers for long-distance telephone calls is not based on the cost to transmit such calls, long-distance calls transmitted over facilities leased on a fixed-cost basis generally are more profitable to the Company than long-distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route. Approximately 95% of the Company's call volume is transmitted via dedicated lines.

     In providing long-distance services, the Company offers a variety of service options, including "1+" dialing (which avoids the need to dial a separate access code to access the Company's long-distance service), inbound "800" service,
"800"  travel  service,  operator  services,  private   line
networks and data transmission services. Under most of its service options, the Company charges its customers on the basis of minutes of usage at rates that vary with the distance, duration and time of day of a call as well as local access for long-distance traffic. The inbound "800" service permits customers to be billed for long-distance calls made to the customer by that customer's clients. The Company's "800" travel service permits customers to utilize the Company's network from locations outside of their own service areas. Private line networks offer specialized point-to-point services, including transmission of data, on a
fixed-cost  basis.   The Company also offers  its  customers
special access options for dedicated long-distance lines.

     A subscriber may access the Company's telecommunications transmission network in different ways. If a subscriber is located in a given service origination area that has been converted to equal access and such subscriber has selected the Company as its primary long-distance carrier, then access is gained by dialing "1" plus the area code and number desired. A second method of access is through dedicated access lines, which are private leased lines dedicated to one or more customers and which provide a direct connection between the customer's premises and the Company's long-distance transmission network. For the fiscal year ended June 30, 1996, approximately 90% of the Company's revenues were derived from customers that utilize dedicated access lines and approximately 10% of such revenues were derived from customers that utilize the direct dial method of access.

     The Company's long-distance telecommunications services are available 24 hours a day, seven days a week. To assist subscribers with questions regarding services, billing and other matters, the Company maintains a customer service department and staff which is accessible to subscribers by telephone 24 hours a day, 365 days a year.

  PREPAID CALLING CARDS

     As a result of the purchase of Phone Line USA, the Company markets disposable prepaid calling cards which enable the holder to make long-distance telephone calls over the Company's transmission network up to a specified dollar amount. The Company primarily markets its prepaid calling cards with international calling capabilities through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New
York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. To a lesser extent, the Company also markets its prepaid calling cards on a wholesale basis to third party distributors and companies. Compared to the cost of a long-distance telephone call using a coin-operated pay phone or a long-distance calling card, the cost of a long-distance telephone call using the Company's prepaid calling card is generally less. The prepaid calling cards typically are sold in denominations of $10 and $20.

  TRANSMISSION NETWORK

     The   Company's  transmission  network   provides   the
connections from the subscriber to the call destination.   A
call may be completed by using either (a) a fixed-cost, long-haul circuit, connecting the call at a switch center to the destination city where the call is terminated by a local exchange carrier which directs it to the called party, or
(b) when all fixed-cost circuits connected to the called city are in use or if the called area is not served by existing fixed-cost circuits, switched access services from
other   carriers.   Switched  access  services   are   usage
sensitive and may cost more or less than that of a fixed-cost circuit, depending on the volume of calls to a particular destination.

     Switched access circuits are "usage sensitive" because the rates paid for them may vary with the day, time, frequency and duration of telephone calls transmitted through such circuits. In contrast, the rates paid by the Company to lease dedicated line facilities are fixed and therefore do not vary with usage or time of day. As a result, the Company's fixed-cost circuits are less expensive to use for routes over which the Company carries high volumes of long-distance traffic. Because the amount the
Company charges for long-distance telephone calls is not based on the cost to transmit such calls, long-distance calls transmitted over high-volume, fixed-cost routes generally are more profitable to the Company than long-distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route. Consequently, to the extent possible, the Company attempts to connect calls through transmission facilities which are not usage sensitive. Profitability of the Company's operations depends largely on utilizing transmission circuits on a cost effective basis. Accordingly, the Company's strategy is to reduce overall transmission costs by entering into long-term agreements with other carriers to lease bulk transmission facilities or other dedicated lines at fixed monthly rates and to route as many of its customers' calls as is possible over such lines.

     Except for certain pricing agreements, the dedicated lines used by the Company are generally leased on a month-to-month basis. While these month-to-month arrangements may be terminated upon notice by the Company, they generally may not be terminated under current law by the carrier unless the Company fails to comply with the terms of the lease or unless the service is terminated for the Company and all
other  long-distance telephone carriers.   Generally,  rates
charged under these leases may be increased or decreased by the carriers upon notice after filing with the Federal
Communications   Commission  (the  "FCC")   for   interstate
circuits, or applicable state public utilities commissions for intrastate circuits, provided the rates charged apply equally to all users of the services.

     Subject to the foregoing, the Company's strategy is to continue to lease bulk and/or flat rate circuit capacity and to resell that capacity at usage sensitive rates to its subscribers. The Company continuously reviews traffic study programs to analyze its volume of traffic in light of its then-existing circuit capacity. All circuits which the Company utilizes, with the exception of local switched access circuits to a switch center, are generally offered by several common carriers, and any decision concerning which types of circuits to be used is typically based on individual route cost as well as the transmission quality of the circuits provided. The continued availability to the Company of transmission facilities leased at bulk rates is fundamental to the economic viability of its business. No assurance can be given that the such transmission facilities will continue to be available to the Company at favorable rates or terms.

  CALL SWITCHING EQUIPMENT

     The Company owns certain computerized network digital switching equipment that routes certain of its customers' long-distance calls. Other customers' calls are routed through facilities of other carriers, pursuant to agreements between the Company and such carriers. A switch is a computer controlled digital processor designed primarily to route and track telephone calls. Switching equipment operates like an electronic "toll both," routing each call to its destination and tracking the length of the call for billing purposes. A secondary function of a switch is to determine and effect the least expensive route for each call among a variety of routing options. Currently, the Company maintains two digital switching centers, one located in Las Vegas, Nevada and one located in Overland Park, Kansas. The following table provides certain information concerning the Company's switching centers:

                                                             PORTS          PERCENTAGE
                                               AVAILABLE  UTILIZED AT      UTILIZED AT
             LOCATION                  MAKE      PORTS   JUNE 30, 1996    JUNE 30, 1996

4055 S. Spencer Street, Suite 119
Las Vegas, Nevada                    DEX 600SC  5,000       4,000              80

8900 W. 110th Street, Suite 100
Overland Park, Kansas               DEX 600SC   2,300       1,400              61


     All telephone calls made on the Company's network are directed to call destination points by computerized switching equipment installed at the Company's switching centers. The Company's subscribers can access this call switching equipment through equal access, which only requires dialing "1," plus the area code and telephone number. Once a customer accesses the switching equipment, the equipment "answers" the telephone call, verifies the caller's billing status, routes the call to the dialed destination and monitors the call's duration for billing purposes. The Company has programmed its switching equipment to select the most cost-effective transmission circuit then available to the Company to complete a call as dialed, utilizing current SS7 technology. In addition to networking, the Company's switching equipment verifies customers' preassigned authorization codes, records billing data and monitors system quality and performance. To satisfy increasing or anticipated usage of its long-distance network, the Company has added and will continue to add circuit capacity at existing switching centers by increasing the number of ports on existing switches. Each of the Company's switching equipment can be expanded to a maximum of 40,000 ports.

  RATES AND CHARGES

     The Company generally charges customers on the basis of minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. The rates charged are not affected by the cost to the Company of the particular transmission facilities selected by the Company's network switching centers for transmission of the call. Discounts are available to customers that generate higher volumes of monthly usage.

     The Company endeavors to charge rates that are lower than those charged by the major long-distance carriers and competitive with those charged by other long-distance carriers. The rates offered by the Company may be adjusted in the future as other interexchange carriers continue to adjust their rates.

     Once a customer has submitted the proper paperwork and is approved by the Company's credit department, all pertinent information, i.e., telephone numbers, calling card data, address, contact person, billing address, etc. is entered into the billing system and the Company's computer network. The billing system then generates the appropriate electronic instructions which connect the customer to the Company's network.

     Each customer of the Company, other than prepaid calling card customers, receives a detailed periodic call report and invoice for services from the Company setting forth the date, number called, duration of call and time and charges for each call. The report period varies among customers and covers a period as short as a week for some customers. The Company has an in-house, real-time billing system which allows it greater control, decreased collection periods and increased profitability. The Company's billing system also has the capacity to process and store the relevant information on up to four million prepaid calling cards. Processing by the billing system includes:
(a) checking for duplicate call records; (b) confirming that calls to and from numbers that are not in the Company's system are flagged for further research; (c) verifying that the origination and termination of calls are from valid telephone numbers and circuits; and (d) verifying that valid rates exist for each call. Calls which fail any initial processing checks are placed in a rejected call file for additional analysis.

MARKETING

     The Company's retail marketing efforts have been and continue to be directed principally at small- to medium-sized business customers. The Company derives substantially all of its revenues from the sale of international long-distance telecommunications services to commercial subscribers. Commercial customers typically use higher volumes of telecommunications services than residential customers and concentrate that usage on weekdays during business hours when rates are highest. Consequently, commercial customers, on average, generate higher revenues per account than residential customers.

     The Company has marketed its long-distance telephone services to major accounts through solicitations by its in-house sales personnel. The majority of the Company's marketing efforts to small businesses are through specialized marketing companies. These specialized marketing companies are not restricted to specific territories and their sales efforts are not directed, as to the location, by the Company.

     As a result of the purchase of Phone Line USA, the Company markets prepaid calling cards through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. To a lesser extent, the Company also markets its prepaid calling cards through independent third-party distributors and companies. The Company has entered into agreements with the third-party distributors and companies to provide for the marketing of the Company's prepaid calling cards on a nonexclusive basis. These agreements generally permit the distributor to customize the card with its own logo or theme. The cards are being marketed primarily to individuals who do not have access to long-distance telephone service at home, foreign travelers who wish to avoid the inconvenience of making long-distance telephone calls to their country of origin through a coin-operated pay phone, and college students, among others who seek the benefits of a telephone calling card at economical rates.

COMPETITION

     As a result of the Divestiture Decree, numerous competitors, have entered the long-distance telecommunications market, resulting in profound changes in the competitive aspects of the industry. The Company competes directly with a number of facilities based common carriers, including AT&T, MCI and Sprint, all of which have substantially greater financial, marketing and product development resources than the Company. In addition, the Company competes with hundreds of smaller regional and local non-facilities based carriers and resellers.

     In recent years, increased competition among long-distance carriers has resulted in an overall reduction in long-distance telephone rates. The impact on net income of these reductions has been offset somewhat by networking efficiencies, declining costs in access charges and readily available transmission facilities, largely due to the expansion of circuit capacity through the installation of fiber optic transmission facilities. The advent of fiber optic technology has resulted in another major impact on the long-distance market. Initially, long-distance carriers competed strictly on price. Discounts rates were typical, because long-distance carriers were attempting to build market share and because their transmission quality was generally inferior to that of AT&T.

The introduction of fiber optic facilities, however, effectively eliminated AT&T's transmission quality advantage. Gradually, the industry and consumers begin to recognize the importance of quality service as well as price, and the price differential has decreased. Recognizing that competition is not solely based on price has led to a greater emphasis on customer service, with many companies adding product variety, customized billing and other value-added services.

     Unlike the Company's larger facilities based competitors which own their own transmission facilities, the Company is vulnerable to changes in rates charged by facilities based carriers for use of their facilities. The Company has attempted to minimize its vulnerability to cost increases through the leasing of fiber-optic and other digital transmission circuits. While cost or concessions paid to customers may, in certain cases, be the primary consideration for a customer's selection of long-distance telephone service, the Company believes that other factors are significant, including ease of obtaining access to the long-distance network, quality of the telephone connection format and management information presented in the specialized billing data generated by the carrier, and enhanced services such as "800" service, repair service and automated collect calling.

GOVERNMENT REGULATION

  GENERAL

     The Company competes in an industry that, to a large degree, continues to be regulated by federal and state government agencies. At approximately the same time as the Divestiture Decree in 1984, the FCC announced rules that were created to foster a self-regulating interstate telecommunications industry, relying upon competitive forces to keep rates and services in check.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, including the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier before it may provide international services. The Company has obtained Section 214 authorization to provide international services by means of resale.

     At September 20, 1996, the Company had obtained a certificate of public convenience and necessity or equivalent documents from 35 states to provide long-distances services within those states. Regulations within each of these states, as they pertain to completing direct dial long-distance calls for the Company's customers within the state, are virtually static. As the Company expands the geographic scope of its direct dial long-distance business, it will be required to obtain additional state regulatory approvals to provide intrastate long-distance service. Management believes that the cost of regulatory compliance does not have a material impact on the Company's results of operations.

  FEDERAL REGULATION

     In 1981, the FCC substantially deregulated the interstate activities of non-dominant inter-exchange carriers such as the Company. The FCC later extended this deregulatory policy to resellers of satellite services, resellers  affiliated with independent  telephone  companies
and
facilities based carriers (such as MCI and Sprint) which compete with AT&T. It retained its jurisdiction over customer complaint procedures and basic statutory common carrier obligations to provide nondiscriminatory services and rates. Interstate carriers subject to these deregulatory actions were no longer subject to certification by the FCC or to tariff filing requirements under the Communications Act of 1934, as amended.

     These changes in FCC policy have had the effect of lowering the rates of providers and resellers of long-distance services. The potential continued deregulation of the telecommunications industry may have a material adverse effect on the Company's ability to compete effectively.

  INTERSTATE ACCESS TRANSPORT PROCEEDING

     In an effort to encourage competition in the provision of interstate access services, the FCC granted increased pricing flexibility to local exchange carriers for "access transport" services. Access transport refers to the connection provided by local exchange carriers between long-distance carriers' long-distance facilities and the customers' telephone. These rate structures previously were designed such that local telephone companies assessed an equal charge per unit of access to all long-distance carriers, regardless of the volume of local access that these long-distance carriers independently generated. Under the new FCC pricing plan, adopted in the fall of 1993, local telephone companies were allowed to offer more cost effective access to those long-distance carriers with very high access volumes in a particular local market.
Accordingly, long-distance carriers with lesser access requirements, such as the Company, could experience increases in their overall average access cost relative to larger competitors.

     The FCC pricing plan implemented in the fall of 1993 was set to expire in November 1995. In principle, the plan has been extended pending resolution of a comprehensive telecommunications bill which was enacted into law in early 1996. Under this process, the FCC could grant local telephone companies further flexibility and could potentially impose a greater burden upon the operations of the Company's direct dial long-distance services. The FCC believes, the proliferation of competitive access providers and increased long-distance carrier network efficiencies should offset any inequities caused by volume sensitive access pricing. The Company is unable to predict the course and effect of the FCC's actions on this issue at this time.

  FCC FORBEARANCE POLICY

     In 1983, the FCC exempted "non-dominant" long-distance carriers from being required to publicly file rates with the FCC. As a result of the FCC's "forbearance" policy, long-distance carriers such as the Company were permitted to enter into individual contracts with customers without disclosing the rates charged to such customers to their competitors or its other customers. In November 1992, however, the U.S. Court of Appeals for the D.C. Circuit found the FCC's "forbearance" policy to be unlawful, ruling that the forbearance policy violated federal communications law governing the FCC. In response to the ruling by the federal appeals court, MCI and the Justice Department, on behalf of the FCC, filed separate appeals with the U.S. Supreme Court requesting that the appeals court ruling be overturned. In June 1994 the U.S. Supreme Court upheld the ruling in the case. As a result, all long-distance carriers, including the

Company, are required to publicly file with the FCC the rates charged for their long-distance services.

  RECENT LEGISLATION

     In March 1996, Congress enacted the Telecommunications Act of 1996 (the "Telecommunications Act") that would eliminate the ban on the entry of certain local telephone companies into long-distance telecommunications services and long-distance companies into local telecommunication services. The entry of these local telephone companies into long-distance telecommunications services could result in new competition and there is a possibility that the local telephone companies will be able to use local access to gain a competitive advantage over other long-distance providers such as the Company. As a result of this legislation, the Company has filed for authority to provide local service in 11 states.

     On August 7, 1996, the FCC, pursuant to Section 254(g) of the Telecommunications Act, adopted the following rules:

     (a)  The   rates  charged  by  providers   of
          interexchange         telecommunications
          services to subscribers in rural and high-cost areas shall be no higher than the rates charged by each such provider to its subscribers in urban areas.

     (b)  A  provider  of interstate interexchange
          telecommunications    services     shall
          provide such services in each state at rates no higher than the rates charged to its subscribers in any other state.

The FCC also determined that states may not adopt intrastate rates which are inconsistent with the foregoing rules. Therefore, as to intrastate rates which are subject to state regulation, a subscriber in a rural and high-cost areas of the state may not be charged higher rates than a subscriber in an urban area of that state. The rules apply to all providers of interexchange telecommunications services, including resellers. The effective date is 30 days after the date of the first publication of the rules in the Federal Register. The Company believes that its current rate schedules comply with the rules.

  STATE REGULATION

     In those states prohibiting intrastate resale, the Company may not engage in intrastate operations. In those states where intrastate resale is permitted (at least on an inter-LATA basis), the Company may be required to obtain
state  certification  prior  to commencing  operations.   At
September 20, 1996, the Company had received authorization to provide telecommunications services to its customers in approximately 35 states, and is applying for authorization to provide telecommunications services to customers in other states. In addition, the Company is required to maintain on file at the state regulatory commissions in those states a tariff or schedule of its intrastate rates and charges. Various state legislatures and public utility commissions are considering a variety of regulatory policy questions which could adversely affect the Company.

At this time, it is impossible to determine what effect, if any, such regulations, including the cost of compliance with such regulations, may have on the operations of the Company.

MAJOR CUSTOMERS

     The Company provided service to four major customers in 1996 and two major customers in 1995. The Company earned revenues of approximately $27.6 million and $2.0 million from these major customers during the years ended June 30, 1996 and 1995, respectively. The loss of one or more of these customers is not expected to have a material adverse impact on the Company's results of operations.

SEASONAL FACTORS

     The Company does not believe that its revenues are significantly seasonal, although the Company's long-distance telecommunications traffic is less during national holidays in the United States since commercial businesses are generally not utilizing long-distance services on those days.

BACKLOG

     At June 30, 1996, the Company had six switch termination agreements which were not provisioned. The Company cannot estimate the dollar amount represented by such agreements. The Company anticipates that it will commence providing services under the contracts within the next six months. At June 30, 1995, the Company also had six switch termination agreements which were not provisioned.

EMPLOYEES

     At   June  30,  1996,  the  Company  had  22  full-time
employees.   None of the Company's employees are represented
by   a  union.   The  Company  believes  that  its  employee
relations are good.


ITEM 2.   PROPERTIES

     The Company believes that its properties are in good condition, are well maintained, and are suitable to carry on the Company's business.

     The Company currently leases from a third party approximately 2,200 square feet of office space in Las Vegas, Nevada which it uses as its executive offices center. The facilities are leased for a term expiring in November 1996. Rent is approximately $2,800 per month. In November 1996, the Company anticipates moving into new office space in the same office building, which new office space will consist of approximately 10,000 square feet. The terms of the new lease are being negotiated.

     The Company leases from a third party approximately 2,300 square feet of office space in Las Vegas, Nevada which it uses as a switch and operations center. The facilities are leased for a term expiring in March 1999. Rent is approximately $3,700 per month.

     The Company leases from a third party approximately 3,000 square feet of office space in Overland Park, Kansas which it uses as a switch and operations center. The facilities are leased for a term expiring in 2000. Rent is approximately $5,200 per month.

ITEM 3.   LEGAL PROCEEDINGS

     HI-RIM COMMUNICATIONS, INC. V. MCI COMMUNICATIONS CORP., instituted in June 1996, as an arbitration proceeding at J.A.M.S./Endispute, Washington, D.C. On May 25, 1995, MCI entered into a carrier agreement with Hi-Rim (the "MCI Carrier Agreement") in connection with the Company's switched and switchless products. MCI's services under the MCI Carrier Agreement were necessary for the Company to provide services to its customers. On February 20, 1996, MCI partially disconnected its services to the Company and on March 18, 1996, MCI totally disconnected its services to the Company. Hi-Rim subsequently filed a Notice of Claims and Demand for Arbitration ("Demand") against MCI alleging, among other things, breach of contract, breach of MCI's implied duty of good faith and fair dealing, and intentional interference with Hi-Rim's business relationships. The Company seeks to recover damages in excess of approximately $20.0 million. MCI filed an Answer and Counterclaim denying each of the allegations contained in Hi-Rim's Demand and alleging, among other things, a breach of contract. MCI seeks to recover in excess of approximately $28.0 million for unpaid services provided under the MCI Carrier Agreement and $10.0 million in early termination penalties. The arbitration hearing is currently scheduled to begin on January 7, 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     IN THE MATTER OF CERTAIN UNDISCLOSED PAYMENTS OF COMPENSATION, File No. HO-2814, instituted on January 5, 1994, before the U.S. Securities and Exchange Commission ("SEC"). On January 5, 1994, the SEC issued an order directing a formal investigation to determine whether federal securities laws had been violated and whether an enforcement action should be recommended. In approximately July 1995, the Company received a subpoena in connection with the SEC's investigation. In approximately August 1994 and January 1995, the Company also received subpoenas from a federal grand jury in Las Vegas, Nevada, for the production of documents in a related investigation. Management believes the Company has fully complied with both subpoenas. The Company is unable to predict what action, if any, will result from either of the investigations.

     MICHAEL G. SWAN ("SWAN") AND TELETEK, INC. V. SEC, instituted in June 1995, in the United Stated District Court for the District of Columbia. In connection with the SEC's investigation of various persons, including the Company and Swan, a former executive officer and director of the Company, the Company and Swan believed that its former counsel may have released privileged records and other information to the SEC. The Company and Swan filed a complaint for injunctive relief, seeking to compel the SEC to allow them access to those records and information pursuant to the Freedom of Information Act. The district court denied the

Company's and Swan's request, and on October 1, 1996, the United States Court of Appeals for the District of Columbia
Circuit upheld the denial.

     TELETEK, INC., ET AL. V. FRANZ JOSEF KUTTNER AND UDO DRISANG, Case No. 9 O 391/95, instituted on October 5, 1995, in the First Instance Court of Wiesbaden (Landgericht Wiesbaden, Germany). The Company and three other plaintiffs filed a lawsuit alleging fraud and embezzlement, among other claims. The Company is attempting to recover 500,000 shares of its common stock that were delivered to the defendants for the purpose of securing a foreign loan sought by the Company in 1993. In March 1996, the court entered a judgment ordering the defendants to return the shares to the Company. The defendants are appealing the judgment on technical procedural grounds.

     PETER TOSTO ("TOSTO") V. TELETEK, INC., instituted in May 1996, as an arbitration proceeding at the American Arbitration Association, New York Regional Office. Tosto alleges that the Company breached a consulting agreement, and seeks an order directing the Company to issue 100,000 shares of its common stock as compensation under the consulting agreement. A hearing on the matter has been scheduled for November 18, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is currently listed on the Nasdaq Smallcap Market under the symbol "TLTK." The following table shows the range of high and low bid prices for the Company's common stock for the periods indicated as reported by the Nasdaq Stock Market. These quotations represent inter-dealer prices without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions.

                                  Bid Prices
Fiscal Year                      High     Low
1995
First Quarter                   $3.69    $2.50
Second Quarter                   2.88      .91
Third Quarter                    2.44      .91
Fourth Quarter                   1.78      .68

1996
First Quarter                    1.00      .50
Second Quarter                   2.81      .56
Third Quarter                    9.75     1.75
Fourth Quarter                   9.25     5.50

1997
First Quarter (through
September 17, 1996)              7.19     3.25


     As of September 17, 1996, the Company had approximately
3,873 stockholders of record.

DIVIDENDS

     The Company has not declared cash dividends on its common stock since its inception. The payment of dividends are within the discretion of the Company's Board of Directors and depend upon the earnings, capital requirements and financial condition of the Company, among other factors. The Company currently expects to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data included in the following tables should be read in conjunction with the Company's Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data for the years ended June 30, 1994, 1995 and 1996 and as of June 30, 1995 and 1996 have been derived from the audited Consolidated Financial Statements of the Company included elsewhere herein. The selected consolidated financial data for the years ended June 30, 1992 and 1993 and as of June 30, 1992, 1993 and 1994 have been derived from the Company's audited financial statements not included herein.

                                                  YEARS ENDED JUNE 30,

                                1992<F1>     1993<F1>    1994<F1>     1995<F1>      1996

                                          (in thousands, except per share data)
OPERATIONS STATEMENT DATA:

Revenues                       $  1,783     $  1,538    $  1,797      $  5,614    $50,074

Cost of goods sold                1,088          859         979         3,606     41,739

Gross profit                        695          678         818         2,008      8,336

General and administrative
 expenses                         1,557        2,619       2,710         3,854      4,014

Operating income (loss)            (861)      (1,941)     (2,323)       (2,013)     3,621

Other income (expense)              209           72          99             7     (1,397)

Income (loss) before income
 taxes                             (652)      (1,869)     (2,223)       (2,006)     2,224

Income tax (expense) benefit          -          (1)          (1)            -        135

Net income (loss)              $   (652)    $ (1,870)   $ (2,224)     $ (2,006)   $ 2,089

Net income (loss) per
 share<F2>                     $  (0.48)    $  (3.65)   $  (1.03)     $  (0.41)   $  0.12


                                                  YEARS ENDED JUNE 30,
                                1992<F1>,<F2>   1993<F1>,<F2>      1994 <F1>    1995<F1>   1996

                                                      (in thousands)

BALANCE SHEET DATA:
Cash and cash equivalent            $45           $523              $302         $357       $1,486

Working capital                  (1,226)          (457)              348          584          902

Property and equipment, net       1,841          1,487             2,175          933        2,393

Total assets<F3>                  3,215          2,631             3,372        4,632       18,616

Current liabilities               1,749          1,138               358        1,095       12,785

Long-term debt                      309              3               315            -          230

Stockholders' equity <F3>         1,157          1,489             2,645        3,537        5,601


<F1> Includes the accounts of United Payphone Services, Inc.
     ("United Payphone") until April 1995 when the Company sold its controlling interest in United Payphone. See
     Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."
<F2> In 1996, the Company discovered certain errors in the
     calculation of the weighted average shares outstanding for the years ended June 30, 1994 and 1995. See note 3 to the consolidated financial statements.
<F3> In 1996, the Company discovered certain errors in its
     previously issued consolidated financial statements related to the carrying value of the Company's investment in the common stock of United Payphone. The correction of this error resulted in a reduction in previously reported total assets of $306,177 at June 30, 1995 and a decrease of previously reported retained earnings of $306,177 for the year ended
     June 30, 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated obligations, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the outcome of litigation, domestic or global economic conditions, regulatory requirements, and changes in federal or state tax laws or the administration of such laws.

GENERAL

     The Company, through its operating subsidiaries, provides long-distance telecommunication services, consisting primarily of direct dial international long-distance telephone transmissions from the United States for commercial customers. Currently, the Company's wholly-owned subsidiaries are Hi-Rim and SelecTel. In April 1995, the Company
sold its controlling interest in United Payphone in exchange for the cancellation of 95,292 shares of the Company's Class A Preferred Stock. As of June 30, 1996, the Company owned 992,065 shares or approximately 19% of the outstanding common stock of United Payphone, and all of United
Payphone's outstanding preferred stock bearing a 6% cumulative dividend rate. The consolidated financial statements include Hi-Rim and, through April 1995, United Payphone. The Company's investment in United Payphone is carried at cost plus equity in undistributed earnings or loss since acquisition. The Company's carrying value of its investment in United Payphone has been reduced to zero as a result of recording the Company's share of net losses. All material intercompany balances have been eliminated in consolidation.

     In 1996, the Company discovered certain errors in its previously issued consolidated financial statements related to the carrying value of the Company's investment in the common stock of United Payphone. The correction of this error resulted in a reduction in previously reported total assets of $306,177 at June 30, 1995 and a decrease of previously reported retained earnings of $306,177 for the year ended June 30, 1995. In addition, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the years ended June 30, 1994 and 1995. The Company has made all adjustments to the consolidated financial statements for the year ended June 30, 1995 and periods prior to July 1, 1994 which the Company believes are necessary for a fair presentation of such statements.

YEAR ENDED JUNE 30, 1996 AND 1995

  REVENUES

     Net revenues for the Company increased to approximately $50.0 million for the year ended June 30, 1996 from approximately $5.6 million for the year ended June 30, 1995, an increase of $44.5 million or 792%. Management believes the increase is due to the increase in the sales staff from one person in 1995 to five persons in 1996, the development of customer contacts by the Company's management, an increase in demand due to a decrease in the Company's rates, and the general increase in acceptance of the Company's services among the Company's target customer market.

  GROSS PROFIT

     Gross profit for the year ended June 30, 1996 increased to approximately $8.3 million from approximately $2.0 million for the year ended June 30, 1995, an approximately $6.3 million or 315% increase. The increase in gross profit reflects the results of the increase in sales of the Company's long-distance service. Gross revenues increased in 1996 at a lower rate than net revenues because the Company offered lower rates to its customers as a competitive measure to increase demand for its services. The Company's gross profit in the fourth quarter of the fiscal year ended June 30, 1996, was negatively affected by the termination in March 1996 of the Company's relationship with MCI, which at the time carried approximately 75% of the Company's long-distance traffic. During the third and fourth quarters of the fiscal year ended June 30, 1996, the Company expanded its network of transmission carriers in order to reduce the Company's reliance on any one carrier and to enable the Company to handle higher volume customers at lower rates and with improved customer services. Currently, the Company uses approximately seven different carriers, none of which handles more than 20% of the Company's long-distance traffic.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to approximately $4.0 million for the year ended June 30, 1996, up from approximately $3.9 million for the year ended June 30, 1995, a $160,639 or 4.2% increase. The increase was principally due to staff increases and compensation of management.

  INTEREST EXPENSE

     For the year ended June 30, 1996, interest expense increased to $59,047 from $3,413 for the year ended June 30, 1995, a $55,634 or 1,630% increase. The increase was principally due to the purchase of the Company's switches.

  NET INCOME

     Net income for the year ended June 30, 1996 was approximately $2.1 million compared to a net loss of approximately $2.0 million for the year ended June 30, 1995, an approximately $4.1 million increase. The increase was principally due to the large increase in revenues and the resultant increase in gross profit, and the relatively lower rate of increase in general and administrative expenses.

YEAR ENDED JUNE 30, 1995 AND 1994

  REVENUES

     Net revenues for the Company increased to approximately $5.6 million for the year ended June 30, 1995 from approximately $1.8 million for the year ended June 30, 1994, an increase of approximately $3.8 million or 212%. The increase was principally due to the Company's focus on its principal service of providing direct dial international long-distance telephone transmissions for commercial customers in the United States, the gradual development of customer contacts by the Company's management and the general increase in acceptance of the Company's services among the Company's target customer market.

  GROSS PROFIT

     The Company's gross profit for the year ended June 30, 1995 increased to approximately $2.0 million from $817,928 for the year ended June 30, 1994, an approximately $1.2 million or 145% increase. The increase was due to the increase in revenues.

  GENERAL AND ADMINISTRATIVE EXPENSES

     For the year ended June 30, 1995, general and administrative expenses increased to approximately $3.9 million from approximately $2.7 million for the year ended June 30, 1994, an approximately $1.1 million or 42% increase. The increase was principally due to increased staffing associated with the Company's focus on its long-distance telephone services.

  INTEREST EXPENSE

     The Company's interest expense for the year ended June 30, 1995 decreased to $3,413 from $191,752 for the year ended June 10, 1994, a decrease of $188,339 or 98%. The decrease was principally due to the payoff of switching equipment in 1994.

  NET LOSS

     The net loss for the year ended June 30, 1995 decreased to approximately $2.0 million from approximately $2.3 million for the year ended June 30, 1994, a $218,311 or 10% decrease. The decrease in the net loss was principally due to the increase in gross profit as a result of the Company's focus on its long-distance telephone services.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had working capital of $901,718 compared to $583,619 at June 30, 1995. Cash and cash equivalents were approximately $1.5 million at June 30, 1996 compared to $356,538 at June 30, 1995. The increase in both working capital and cash is primarily due to the increase in revenues.

     The Company has historically funded its daily operations with net cash provided by operating and financing activities. For the fiscal years 1996, 1995 and 1994, net cash provided by (used in) operating activities totaled approximately $2.0 million, $(2.0) million and $(1.1) million, respectively. During the fiscal year ended June 30, 1996, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities for the years ended June 30, 1996, 1995 and 1994, which consisted primarily of property and equipment, totaled approximately $2.0 million, $103,103, and $1.1 million, respectively. During 1996, major capital expenditures included the purchase of the new switch in Overland Park, Kansas and a mini main frame computer.

     Net cash provided by (used in) financing activities totaled approximately $1.1 million, $2.4 million, and $2.1 million in 1996, 1995, and 1994, respectively. Net cash provided by financing activities in 1996 primarily reflects proceeds from the sale of equity as a result of the exercise of options and proceeds from equipment financing. Net cash provided by financing activities in 1995 and 1994 primarily reflects the sale of equity.

     The Company is currently arbitrating a dispute with MCI in connection with the MCI Carrier Agreement. See Item 3. "Legal Proceedings." In June 1996, the Company initiated a claim against MCI seeking damages in excess of approximately $20.0 million related to overbilling of international calls and lost customer revenues caused by poor service and premature termination of service by MCI. MCI has asserted a counterclaim of in excess of approximately $28.0 million for unpaid services and $10.0 million in early termination penalties. The Company believes it has meritorious defenses to its claim for early termination penalties. The Company believes any recovery by the Company for its overbilling claim would be set off against sums MCI may be owed for international calls. The Company currently believes that a net judgment equal to the cost of services received from MCI aggregating approximately $4.2 million is probable, and such amount has been accrued and charged to operations in the Company's 1996 consolidated financial statements. No assurance can be given, however, that damages in excess of the reserved amount will not be awarded to MCI.

     On August 22, 1996, the Company received a loan in the amount of $2.0 million (the "Private Loan") from a private lender, bearing interest at 8.5% per annum. All accrued and unpaid interest on the outstanding balance of the loan plus $25,000 is payable monthly. The loan is due in full on August 22, 1999. The loan may be used by the Company for working capital or any other purposes. As of the date hereof, the Company has not expended any of the loan proceeds.

     The Company is currently in negotiations with AT&T with respect to services provided during the fiscal year 1996. The Company has accrued and charged to operations in the accompanying 1996 consolidated financial statements approximately $2.1 million, the Company's estimate of the cost of the services provided. No assurance can be given, however, that the actual cost of the services will not exceed the reserved amount.

     The Company currently does not have any firm commitments for any capital expenditures or business acquisitions. However, subject to certain factors, the Company's present intention is to purchase an additional computerized digital network switch during the fiscal year 1997. In addition, the Company continues to monitor
acquisition  and  expansion  opportunities  throughout   the
United States.

     The Company presently anticipates that its principal uses of funds in 1997, outside of day to day operational expenses, will be for payment of accrued expenses, including amounts owing MCI and AT&T, the payment of approximately $50,000 per month for the repurchase of the Company's securities from a former executive officer and director, the payment of capital leases, the payments of principal and interest on the Private Loan, and the payments of principal and interest on the $300,000 promissory note to SelecTel. The Company expects to be able to meet its debt obligations and to finance operations and capital expenditures through cash flow from operations, present and future borrowings, including proceeds available under the Private Loan, or other sources of public or private financing.

     The  ability  of the Company to meet its  debt  service
requirements and to finance operations and capital expenditures will be dependent on the Company's operations, which are subject to financial, economic, competitive, regulatory, and other factors affecting the Company, many of which are beyond its control. While the Company expects net cash provided by operating activities to be sufficient to meet its day to day expenses, including interest expense, the Company can provide no assurances with respect thereto.

ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This pronouncement permits the Company to choose either a new fair value based method or the current Accounting Principles Board Opinion ("APB") No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The Company intends to retain the intrinsic value based method of accounting for its stock based compensation arrangements and provide the footnote disclosure as required by SFAS No. 123 in fiscal year 1997. Consequently, implementation of this pronouncement will not impact the Company's financial position of results or operations.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB No.
30. The Company anticipates that the adoption of SFAS No. 121 in fiscal year 1997 will not have a material effect on the Company's financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report (KPMG Peat Marwick LLP);

     Independent Auditors' Report (Crouch, Bierwolf & Call);

     Consolidated  Balance Sheets as of  June 30,  1995  and
     June 30, 1996;

     Consolidated  Statements of Operations  for  the  Years
     Ended June 30, 1994, 1995 and 1996;

     Consolidated Statements of Stockholders' Equity for the
     Years Ended June 1994, 1995 and 1996;

     Consolidated  Statements of Cash Flows  for  the  Years
     Ended June 30, 1994, 1995 and 1996; and

     Notes to Consolidated Financial Statements.

              [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Teletek, Inc.

We have audited the accompanying consolidated balance sheet of Teletek, Inc. and subsidiary (Company) as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletek, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP


                                   KPMG PEAT MARWICK LLP

Las Vegas, Nevada
October 11, 1996

             [LETTERHEAD OF CROUCH, BIERWOLF & CALL]

                  INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Teletek, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Teletek, Inc. and subsidiary as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1994 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teletek, Inc. and subsidiary as of June 30, 1995, and the results of their operations and their cash flows for the years ended June 30, 1994 and 1995 in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, during 1996 management discovered certain errors in the 1995 consolidated financial statements. Accordingly, the previously issued consolidated financial statements as of and for the year ended June 30, 1995 have been restated to correct these errors.

/s/ Crouch, Bierwolf & Call
Crouch, Bierwolf & Call
October 10, 1995, except as to note 3 which
is as of October 10, 1996


                  TELETEK, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                                                                 JUNE 30,

                      ASSETS                              1995               1996
                                                       (As restated)
Current assets:
  Cash and cash equivalents                             $    356,538      $  1,485,883
  Marketable securities available for sale (note 4)           14,800                 -
  Receivables:
    Trade accounts receivable, less allowance for
    doubtful accounts of $70,475 and $450,000,
    respectively                                             403,407         3,820,305
    Unbilled trade accounts receivable                       394,993         8,301,875
    Interest receivable                                        3,516            17,280
    Employee receivable                                       93,000                 -
  Notes receivable (note 5)                                  235,945            20,000
  Prepaid expenses                                           175,963            41,345
         Total current assets                              1,678,162        13,686,688

Property and equipment, net (note 6)                         932,828         2,393,110

Other assets:
  Investment in United Payphone Services, Inc. (note 7)    1,817,591         1,817,591
  Deposits                                                         -           480,410
  Notes receivable (note 5)                                  169,443           169,443
  Other                                                       33,848            68,976
         Total other assets                                2,020,882         2,536,420

                                                        $  4,631,872      $ 18,616,218

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt (note 8)       $      2,310      $    906,510
  Accounts payable                                            86,510         7,208,242
  Accrued expenses (note 16)                                 905,723         4,424,318
  Deposits                                                   100,000           122,900
  Income taxes                                                     -           123,000
         Total current liabilities                         1,094,543        12,784,970

Long-term debt, excluding current installments (note 8)            -           230,082
         Total liabilities                                 1,094,543        13,015,052

Commitments and contingencies (note 16)

Stockholders' equity (note 9):
  Common stock, $.0001 par value.  Authorized
    100,000,000 shares, issued and outstanding
    7,989,134 (1995) and 13,722,883 (1996) shares                798             1,372
  Class A, convertible preferred stock, no par value.
    Authorized 50,000,000 shares, issued and
    outstanding 278,624 (1995) and 0 (1996) shares           575,913                 -
  Class B, convertible preferred stock, no par value.
    Authorized 50,000,000 shares, issued and
    outstanding 13,241 (1995) and 0 (1996) shares            601,345                 -
  Class C, convertible preferred stock, no par value.
    Authorized 50,000,000 shares, issued and
    outstanding 0 (1995) and 135 (1996) shares                     -            70,000
  Additional paid-in capital                              10,529,921        11,619,905
  Unrealized holding gains from marketable securities
    available for sale                                         8,400                 -
  Accumulated deficit                                     (8,179,048)       (6,090,111)
         Total stockholders' equity                        3,537,329         5,601,166

                                                        $  4,631,872      $ 18,616,218

See accompanying notes to consolidated financial statements.

                  TELETEK, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEARS ENDED JUNE 30,

                                            1994           1995            1996

Total revenue                            $  1,797,292   $  5,614,272    $ 50,074,350

Cost of goods sold                            979,364      3,606,309      41,738,715

        Gross profit                          817,928      2,007,963       8,335,635

Operating expenses:
  General and administrative                2,710,472      3,853,726       4,014,365
  Bad debts                                     5,052         70,475         482,808
  Depreciation and amortization               425,044         96,923         217,468
        Total operating expenses            3,140,568      4,021,124       4,714,641

        Income (loss) from operations      (2,322,640)    (2,013,161)       3,620,994

Other income (expense):
  Litigation settlements (note 16)                  -       (100,000)     (1,395,000)
  Interest income                             126,376         57,425          56,621
  Interest expense                           (191,752)        (3,413)        (59,047)
  Dividend income                                   -         52,060               -
  Loss on sale of investment                        -        (25,616)              -
  Minority interest in subsidiaries
    losses                                    135,522         26,791               -
  Loss on sale of property and equipment            -              -         (24,550)
  Other, net                                   29,149              -          24,919

                                               99,295          7,247      (1,397,057)

        Income (loss) before income taxes  (2,223,345)    (2,005,914)      2,223,937

Provision for income taxes (note 10)              880              -         135,000

        Net income (loss)                $ (2,224,225)  $ (2,005,914)   $  2,088,937

Net income (loss) per common share and
  common share equivalents                   $  (1.03)      $  (0.41)         $ 0.12

Net income (loss) per common share
  assuming full dilution                     $  (1.03)      $  (0.41)         $ 0.11


Weighted average common shares
  outstanding (notes 2 and 3)               2,162,506      4,918,158      18,012,491

See accompanying notes to consolidated financial statements.

                  TELETEK, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            Years ended June 30, 1994, 1995 and 1996

                                                     COMMON STOCK              ADDITIONAL
                                                                                PAID-IN
                                                 SHARES          AMOUNT         CAPITAL

Consolidated balance as of June 30, 1993         1,291,893     $     128      $   5,334,674
1 for 3 reverse split, October 1993
(fractional shares after rounding)                   3,213             -                 -
Conversion of Class B preferred stock to
common stock                                       100,000            10           239,990
Issuance of Class C preferred stock for cash             -             -                 -
Conversion of  Class C preferred stock to
common stock                                     1,128,000           113         1,871,887
Issuance of common stock for services              130,000            13           239,987
Issuance of common stock for cash                  417,500            42         1,393,458
Cancellation of shares of subsidiary                     -             -           (32,800)
Net loss                                                 -             -                 -

Consolidated balance as of June 30, 1994         3,070,606           306         9,047,196

Investment in United Payphone (note 3)                   -             -                 -
Dividends paid                                           -             -                 -
Retirement of Treasury stock                             -             -                 -
Issuance of Class B preferred stock for cash,
less commission                                          -             -                 -
Issuance of Class C preferred stock for cash             -             -                 -
Conversion of  Class C preferred stock for
common stock                                       300,000            30           299,970
Issuance of common stock for services               30,000             3            31,997
Conversion of Class B preferred stock for
common stock                                     4,088,528           409         2,138,055
Conversion of Class A preferred stock for
common stock                                       500,000            50            34,451
Exchange of Class A preferred stock for common
stock of Subsidiary                                      -             -        (1,021,748)
Unrealized holding gain from marketable
securities                                               -             -                 -
Net loss                                                 -             -                 -

Consolidated balance as of June 30, 1995
(note 3)                                         7,989,134           798        10,529,921

Sale of marketable security                              -             -                 -
Issuance of common stock for litigation
settlement                                          25,000             3            24,997
Issuance of note payable in exchange for
common stock and Class A preferred stock           (32,034)           (3)         (517,998)
Issuance of Class C preferred stock for cash             -             -                 -
Conversion of Class A preferred stock to
common stock                                     3,503,780           350           242,864
Conversion of Class A preferred stock to Class
B preferred stock                                        -             -                 -
Conversion of Class B preferred stock to Class
A preferred stock                                        -             -                 -
Conversion of Class B preferred stock to
common stock                                     1,482,003           148           611,897
Common stock issued through exercise of
options and warrants                               755,000            76           728,224
Net income                                               -             -                 -

Consolidated balance as of June 30, 1996        13,722,883     $   1,372      $  11,619,905



                                                               PREFERRED STOCK

                                                SHARES       CLASS A     SHARES       CLASS B

Consolidated balance as of June 30, 1993        390,583    $ 807,332       2,500     $   250,000
1 for 3 reverse split, October 1993
(fractional shares after rounding)                    -            -           -               -
Conversion of Class B preferred stock to
common stock                                          -            -      (2,400)       (240,000)
Issuance of Class C preferred stock for cash          -            -           -               -
Conversion of  Class C preferred stock to
common stock                                          -            -           -               -
Issuance of common stock for services                 -            -           -               -
Issuance of common stock for cash                     -            -           -               -
Cancellation of shares of subsidiary                  -            -           -               -
Net loss                                              -            -           -               -

Consolidated balance as of June 30, 1994        390,583      807,332         100          10,000

Investment in United Payphone (note 3)                -            -           -               -
Dividends paid                                        -            -           -               -
Retirement of Treasury stock                          -            -           -               -
Issuance of Class B preferred stock for cash,
less commission                                       -            -      60,000       2,700,000
Issuance of Class C preferred stock for cash          -            -           -               -
Conversion of  Class C preferred stock for
common stock                                          -            -           -               -
Issuance of common stock for services                 -            -           -               -
Conversion of Class B preferred stock for
common stock                                          -            -     (46,859)     (2,108,655)
Conversion of Class A preferred stock for
common stock                                    (16,667)     (34,451)          -               -
Exchange of Class A preferred stock for
common stock of Subsidiary                      (95,292)    (196,968)          -               -
Unrealized holding gain from marketable
securities                                            -            -           -               -
Net loss                                              -            -           -               -

Consolidated balance as of June 30, 1995
(note 3)                                        278,624      575,913      13,241         601,345

Sale of marketable security                           -            -           -               -
Issuance of common stock for litigation
settlement                                            -            -           -               -
Issuance of note payable in exchange for
common stock and Class A preferred stock       (153,333)    (321,999)          -               -
Issuance of Class C preferred stock for cash          -            -           -               -
Conversion of Class A preferred stock to
common stock                                   (116,291)    (243,214)          -               -
Conversion of Class A preferred stock to
Class B preferred stock                         (10,000)     (20,700)      2,859          20,700
Conversion of Class B preferred stock to
Class A preferred stock                           1,000       10,000        (100)        (10,000)
Conversion of Class B preferred stock to
common stock                                          -            -     (16,000)       (612,045)
Common stock issued through exercise of
options and warrants                                  -            -           -               -
Net income                                            -            -           -               -

Consolidated balance as of June 30, 1996              -    $       -           -     $         -



                                                                                                UNREALIZED
                                                                                                 HOLDING
                                                  PREFERRED STOCK            RETAINED           GAIN FROM
                                                                             EARNINGS           MARKETABLE
                                               SHARES       CLASS C          (DEFICIT)          SECURITIES

                                                                           (As restated)
Consolidated balance as of June 30, 1993             -    $          -     $   (5,138,724)       $        -
1 for 3 reverse split, October 1993
(fractional shares after rounding)                   -               -                  -                 -
Conversion of Class B preferred stock to
common stock                                         -               -                  -                 -
Issuance of Class C preferred stock for cash     2,022       2,022,000                  -                 -
Conversion of  Class C preferred stock to
common stock                                    (1,872)     (1,872,000)                 -                 -
Issuance of common stock for services                -               -                  -                 -
Issuance of common stock for cash                    -               -                  -                 -
Cancellation of shares of subsidiary                 -               -                  -                 -
Net loss                                             -               -         (2,224,225)                -

Consolidated balance as of June 30, 1994           150         150,000         (7,362,949)                -

Investment in United Payphone (note 3)               -               -          1,306,198                 -
Dividends paid                                       -               -           (116,383)                -
Retirement of Treasury stock                         -               -                  -                 -
Issuance of Class B preferred stock for cash,
less commission                                      -               -                  -                 -
Issuance of Class C preferred stock for cash       150         150,000                  -                 -
Conversion of  Class C preferred stock for
common stock                                      (300)       (300,000)                 -                 -
Issuance of common stock for services                -               -                  -                 -
Conversion of Class B preferred stock for
common stock                                         -               -                  -                 -
Conversion of Class A preferred stock for
common stock                                         -               -                  -                 -
Exchange of Class A preferred stock for
common stock of Subsidiary                           -               -                  -                 -
Unrealized holding gain from marketable
securities                                           -               -                  -             8,400
Net loss                                             -               -         (2,005,914)                -

Consolidated balance as of June 30, 1995
(note 3)                                             -               -         (8,179,048)            8,400

Sale of marketable security                          -               -                  -            (8,400)
Issuance of common stock for litigation
settlement                                           -               -                  -                 -
Issuance of note payable in exchange for
common stock and Class A preferred stock             -               -                  -                 -
Issuance of Class C preferred stock for cash       135          70,000                  -                 -
Conversion of Class A preferred stock to
common stock                                         -               -                  -                 -
Conversion of Class A preferred stock to
Class B preferred stock                              -               -                  -                 -
Conversion of Class B preferred stock to
Class A preferred stock                              -               -                  -                 -
Conversion of Class B preferred stock to
common stock                                         -               -                  -                 -
Common stock issued through exercise of
options and warrants                                 -               -                  -                 -
Net income                                           -               -          2,088,937                 -

Consolidated balance as of June 30, 1996           135    $     70,000     $   (6,090,111)       $        -



                                                                           TOTAL
                                                 TREASURY STOCK        STOCKHOLDERS'

                                               SHARES      AMOUNT         EQUITY


Consolidated balance as of June 30, 1993        1,000  $   (6,408)   $   1,247,002
1 for 3 reverse split, October 1993
(fractional shares after rounding)                  -           -                -
Conversion of Class B preferred stock to
common stock                                        -           -                -
Issuance of Class C preferred stock for cash        -           -        2,022,000
Conversion of  Class C preferred stock to
common stock                                        -           -                -
Issuance of common stock for services               -           -          240,000
Issuance of common stock for cash                   -           -        1,393,500
Cancellation of shares of subsidiary                -           -          (32,800)
Net loss                                            -           -       (2,224,225)

Consolidated balance as of June 30, 1994        1,000      (6,408)       2,645,477

Investment in United Payphone (note 3)              -           -        1,306,198
Dividends paid                                      -           -         (116,383)
Retirement of Treasury stock                   (1,000)      6,408            6,408
Issuance of Class B preferred stock for cash,
less commission                                     -           -        2,700,000
Issuance of Class C preferred stock for cash        -           -          150,000
Conversion of  Class C preferred stock for
common stock                                        -           -               -
Issuance of common stock for services               -                       32,000
Conversion of Class B preferred stock for
common stock                                        -           -           29,809
Conversion of Class A preferred stock for
common stock                                        -           -               50
Exchange of Class A preferred stock for
common stock of Subsidiary                          -           -       (1,218,716)
Unrealized holding gain from marketable
securities                                          -           -            8,400
Net loss                                            -           -       (2,005,914)

Consolidated balance as of June 30, 1995
(note 3)                                            -           -        3,537,329

Sale of marketable security                         -           -           (8,400)
Issuance of common stock for litigation
settlement                                          -           -           25,000
Issuance of note payable in exchange for
common stock and Class A preferred stock            -           -         (840,000)
Issuance of Class C preferred stock for cash        -           -           70,000
Conversion of Class A preferred stock to
common stock                                        -           -                -
Conversion of Class A preferred stock to
Class B preferred stock                             -           -                -
Conversion of Class B preferred stock to
Class A preferred stock                             -           -                -
Conversion of Class B preferred stock to
common stock                                        -           -                -
Common stock issued through exercise of
options                                             -           -          728,300
Net income                                          -           -        2,088,937

Consolidated balance as of June 30, 1996            -  $        -    $   5,601,166


See accompanying notes to consolidated financial statements.

                  TELETEK, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    YEARS ENDED JUNE 30,

                                                          1994             1995              1996

Cash flows from operating activities:
  Net income (loss)                                    $(2,224,225)  $  (2,005,914)    $   2,088,937
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Gain (loss) on sale of equipment                       (11,661)              -            24,550
    Minority interest                                     (135,522)        (26,791)                -
    Effect of change in control of affiliate                     -         153,729                 -
    Depreciation and amortization                          425,044          96,923           217,468
    Bad debts                                                5,052          70,475           482,808
    Common stock issued for services                       689,318          32,000                 -
    Common stock issued in litigation settlement                 -               -            25,000
    Changes in assets and liabilities:
      (Increase) decrease in trade accounts receivable         172      (1,058,141)      (11,727,352)
      (Increase) decrease in prepaid expenses               (2,770)       (164,400)          134,618
      Increase in accounts payable                          41,907          28,563         7,121,732
      Increase in accrued expenses                          71,587         883,961         3,518,595
      Increase in income taxes                                   -               -           123,000
        Net cash provided by (used in)
          operating activities                          (1,141,098)     (1,989,595)        2,009,356

Cash flows from investing activities:
  Purchase of property and equipment                    (1,120,226)       (238,371)       (1,703,092)
  Proceeds on sale of property and equipment                     -               -            10,842
  Loss on sale of marketable securities                          -               -             6,400
  Net proceeds from customer deposits                            -         100,000            22,900
  Net increase in other                                          -         (10,827)          (45,178)
  Payments received on notes receivable                          -           2,695           215,945
  Net proceeds (payments) of deposits                            -          43,400          (480,410)
        Net cash used in investing activities           (1,120,226)       (103,103)       (1,972,593)

Cash flows from financing activities:
  Principle payments on notes payable and
    lease obligations                                      (15,316)       (495,942)         (374,320)
  Proceeds from notes payable and lease obligations        463,496               -           668,602
  Proceeds from issuance of Class B preferred stock              -       2,700,000                 -
  Proceeds from issuance of Class C preferred stock              -         150,000            70,000
  Proceeds from issuance of common stock                 1,642,043               -           728,300
        Net cash provided by financing activities        2,090,223       2,354,058         1,092,582

        Net increase in cash and cash equivalents         (171,101)        261,360         1,129,345

Cash and cash equivalents at beginning of year             523,140          95,178           356,538

Cash and cash equivalents at end of year               $   352,039   $     356,538     $   1,485,883

See accompanying notes to consolidated financial statements.

                  TELETEK, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1995 and 1996

(1)  DESCRIPTION OF BUSINESS

     Teletek, Inc. ("Teletek") and Hi-Rim Communications, Inc. ("Hi-Rim"), a wholly owned subsidiary, are primarily engaged in direct dial international long-distance service from the United States for commercial customers through two switches owned and operated in Overland Park, Kansas and Las Vegas, Nevada. Prior to April 1995, Teletek owned 85% of the common stock of United Payphone Services, Inc. ("United Payphone"). United Payphone primarily is engaged in the business of operating a public pay phone service in Arizona.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Teletek, its wholly-owned subsidiary, Hi-Rim, and until April 1995, United Payphone. All significant intercompany balances and transactions have been eliminated in consolidation. Collectively these entities are referred to as the Company.

     On April 3, 1995, the Company exchanged as consideration 2,500,000 shares of common stock of United Payphone in return for 95,292 shares of Class A preferred stock of the Company. This transaction reduced the Company holdings in United Payphone from approximately 85% to approximately 21%. For financial reporting purposes the Company now accounts for the investment in United Payphone on the equity method.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consists of short term, highly liquid investments which are readily convertible into cash.

     INVESTMENT SECURITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"), at July 1, 1994. Under SFAS No. 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     ability and  intent to  hold the  security  until  maturity.
     All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity securities below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     PROPERTY AND EQUIPMENT

     Property  and  equipment are recorded  at  cost.   Equipment
     financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. Gains or losses are recognized at the time of ordinary retirements, sales or other dispositions of property.

     Depreciation is calculated on the straight-line method over the estimated useful lives as follows:

          Computer equipment               3 to 5 years
          Furniture and office equipment   5 to 7 years


     Property  and  equipment  held  under  capital  leases   and
     leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     USE OF ESTIMATES

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Revenues generated from long-distance telecommunication services are recognized when the services are provided. Other revenues are recognized when service is provided. The Company has eight billing cycles. Accordingly, a significant amount of revenues is unbilled at month's end.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

     EARNINGS PER SHARE

     Earnings per share and common stock equivalent shares are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method.

     Weighted   average  number  of  common  and   common   stock
     equivalent share outstanding at June 30, 1994, 1995 and 1996 follows:


                                         1994         1995         1996
   Weighted average common shares
     outstanding                        2,162,506    4,918,158     9,846,646
   Common equivalent shares:
     Stock options                              -            -     1,934,965
     Convertible preferred stock                -            -     6,230,880

                                        2,162,506    4,918,158    18,012,491

     STOCK-BASED EMPLOYEE COMPENSATION AWARDS

     The Company accounts for its stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"). Under APB No. 25, because the exercise price of the Company's stock options equaled or exceeded the market price on date of grant, no compensation expense has been recognized in the accompanying consolidated financial statements.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     In 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), was issued which will be effective for the Company's year ending June 30, 1997. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the measurement and recognition criteria of SFAS No. 123. At this point, the Company does not anticipate adopting the measurement and recognition criteria of SFAS No. 123 and therefore in future years would expect to provide the required additional disclosures in the footnotes to the consolidated financial statements.

(3)  PRIOR PERIOD ADJUSTMENT

     In 1996, the Company discovered an error in its previously issued consolidated financial statements related to the carrying value of the Company's investment in the common stock of United Payphone. The correction of this error resulted in a reduction of previously reported total assets of $306,177 and a decrease of previously reported retained earnings of $306,177. The following table presents the effect of the prior period adjustments:

                                                1995

                            As previously    Prior period         As
                              reported        adjustments      restated
     Total Assets          $   4,938,049     $   (306,177)   $   4,631,872
     Accumulated deficit       7,872,871          306,177        8,179,048


     In addition, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the years ended June 30, 1994 and 1995. The following table presents the effect of the recalculation of weighted average shares outstanding and net loss per share:

                                           1994                         1995
                                    As              As             As            As
                                previously       restated      previously     restated
                                 reported                       reported
   Weighted average common
     shares outstanding           1,597,975       2,162,506      5,087,000    4,918,158

   Net loss per common share      $  (1.39)       $  (1.03)      $  (0.39)    $  (0.41)


     The Company has made all adjustments to the consolidated financial statements for the year ended June 30, 1995 and periods prior to July 1, 1994, which the Company believes are necessary for a fair presentation of such statements.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  INVESTMENT SECURITIES

     The following is a summary of available-for-sale securities as of June 30, 1995:


                                             Gross Unrealized
                                            Holding     Holding      Fair
                                   Cost      Gains      Losses       Value
     Available for sale:
     Groen Brothers Aviation     $ 6,400    $ 8,400     $  -        $ 14,800


(5)  Notes Receivable

     Notes receivable at June 30, 1995 and 1996 consist of the following:


                                                      1995         1996
   8% unsecured note receivable from United
     Payphone due on September 30, 1997           $  113,760   $  113,760
   8% unsecured note receivable from United
     Payphone due on September 30, 1997               55,683       55,683
   15% unsecured note receivable due on
     December 31, 1996                                10,000       10,000
   10% note receivable due on demand                 215,945            -
   15% unsecured note receivable due on
     December 31, 1996                                10,000       10,000
                                                     405,388      189,443
   Less current portion                             (235,945)     (20,000)

                                                  $  169,443   $  169,443


     During the year ended June 30, 1995, United Payphone borrowed $55,683 from the Company. The note bears interest at 8% with interest and principle payable September 30, 1997. During the year ended June 30, 1995 United Payphone owed Teletek dividends on the preferred stock issued the previous year. The total amount of dividends due at June 30, 1995 was $113,760. United Payphone signed a note in this amount due September 30, 1997 at 8% interest.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  PROPERTY AND EQUIPMENT

     The  components of property and equipment at June  30,  1995 and 1996 are as follows:


                                           1995            1996
     Switching equipment                $   777,762   $  2,151,317
     Furniture and office equipment         240,478        512,742
     Leasehold improvements                  24,386         32,654
                                          1,042,626      2,696,713
     Less accumulated depreciation         (109,798)      (303,603)

                                        $   932,828   $  2,393,110


     At June 30, 1996, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:


     Switching equipment                    $  602,022
     Minicomputer                              221,602
                                               823,624
     Less accumulated amortization            (51,215)

                                            $  772,409

     Amortization of assets held under capital leases is included with depreciation expense.

(7)  INVESTMENT IN AFFILIATED COMPANY

     The Company's investment in United Payphone at June 30, 1995 and 1996 is summarized as follows:


                                   1995                   1996
                                       Carrying                   Carrying
                             Shares      Value       Shares         Value
     Common stock            992,065  $         -     992,065    $         -
     Preferred stock             727    1,817,591         727      1,817,591

                                      $ 1,817,591                $ 1,817,591

     The Company has an investment in United Payphone consisting of 19% of United Payphone's common stock. The Company's carrying value has been reduced to zero as a result of recording the Company's share of net losses.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     A  summary  of  combined  financial information  for  United
     Payphone as of and for the year ended June 30, 1995 and 1996 follows:


                                                1995          1996
     Current assets                         $    246,525   $    728,817
     Current liabilities                         168,960        224,946
     Working capital                              77,565        503,871
     Property, plant and equipment, net          876,977        707,204
     Other assets                                  3,216          2,106
     Long-term debt and commitment and
       contingencies                             470,845        530,589
     Stockholders' equity                        655,873        907,538
     Sales                                     2,074,244      2,127,574
     Net loss                                   (190,163)       (92,529)


     During 1994, the Company exchanged a $1,817,591 note receivable for 727 shares of 6% cumulative convertible preferred stock of United Payphone, which is convertible into common stock at a rate equal to 75% of the average bid price of the common stock for the ten days prior to the conversion date. The preferred stock is redeemable by United Payphone at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption. The Company is carrying the nonmarketable security at cost. Management has determined that it is not probable that an impairment deemed other than temporary has occurred as of the balance sheet date.

(8)  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt at June 30, 1995 and 1996 consists of the following:


                                                  1995         1996
   Note payable to a former stockholder,
     principal and interest at 8%, with
     monthly payments of $49,668, due July
     1997                                      $        -   $   626,992
   Note payable with monthly payments of
     $108 with interest of 12%                      2,310             -
   Capital lease obligations (note 11)                  -       509,600
                                                    2,310     1,136,592
   Less current installments                       (2,310)     (906,510)

   Note payable and capital lease
     obligations, less current portion         $        -   $   230,082


                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     As of June 30, 1996, maturities of long-term debt and capital lease obligations were as follows:

            Year ending June 30:
                    1997                $    906,510
                    1998                     165,037
                    1999                      65,045
                                        $  1,136,592

     In connection to the note payable to a former stockholder, the Company issued an 18-month note for $840,000 at 8%
     interest in exchange for the surrender of the former stockholder's balance of Class A preferred shares 153,333 and 32,034 shares of the Company's common stock.

(9)  STOCKHOLDERS' EQUITY

     In February 1993, the stockholders approved the creation of three classes of preferred stock. Class A preferred shares are convertible into 30 shares of common stock for each share of preferred and are entitled to 20 votes per share and an 8% non-cumulative dividend, but have no liquidation preference. Class B preferred shares have an 8% non-cumulative dividend and are convertible into common shares as follows: Each share of preferred stock is valued at $100.00. The preferred shares can be converted into common shares at the market rate less 25%. The terms of the outstanding Class C preferred stock with a face value of $1,000 per share, is non-voting, bears a 5% non-cumulative dividend and is convertible into common stock on the terms set by the Company's board of directors. The current terms for the outstanding Class C preferred stock are convertible into 500 shares of common stock for each share of Class C preferred stock.

     STOCK OPTIONS NOT PURSUANT TO A PLAN

                                                         Exercise
                                           Shares          Price
 Options outstanding at June 30, 1993             -    $     -
   Granted                                        -          -
   Exercised                                      -          -
   Canceled                                       -          -
 Options outstanding at June 30, 1994             -          -
   Granted                                  500,000        0.75
   Exercised                                      -          -
   Canceled                                       -          -
 Options outstanding at June 30, 1995       500,000        0.75
   Granted                                3,270,000      0.66-2.00
   Exercised                               (755,000)     0.66-1.40
   Canceled                                       -          -
 Options outstanding at June 30, 1996     3,015,000      0.66-2.00


                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     As of June 30, 1996, options outstanding and exercisable not pursuant to a plan are as follows:

                                                              Exercise
                                                Shares          Price
   Mr. Thomas A. Mills (Secretary)             1,050,000     $   .66
   Mr. Wayne J. Godbout (Director)               550,000       .66-2.00
   Mr. John M. Vergiels (Chairman of the         350,000         .66
     Board of Directors)
   Entertainment Technologies, Inc. (Thomas
     A. Mills, President)                        275,000          .66
   Mr. Michael G. Swan (Former President)       350,000          .66
   Others                                       440,000        .66-2.00
                                              3,015,000


(10) INCOME TAXES

     Income tax expense for the years ended June 30 consists of the following:


                                 1994        1995       1996
   Current tax expense        $ 880       $   -      $  135,000
   Deferred tax expense          -            -             -
   Total tax expense          $ 880       $   -      $  135,000


     Total  income  tax  expense  (benefit)  differed  from   the
     "expected"  income  tax  expense  (benefit)  determined   by
     applying the statutory federal income tax rate of 34% for the years ended June 30 as follows:

                                      1994         1995         1996
   Computed "expected" income tax
     expense (benefit)             $ (755,937)  $ (682,011)  $   753,139
   Change in valuation allowance
     for deferred tax assets          751,837      678,811      (623,294)
   Nondeductible expenses               4,980        3,200         5,155

   Total tax expense               $      880   $        -   $   135,000


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1996 are as follows:

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                 1995           1996
   DEFERRED TAX ASSETS:
   Allowance for doubtful accounts          $      23,961  $     153,000
   Accruals deducted for financial
     reporting purposes not currently
     deductible for tax purposes                        -      1,430,991
   Federal alternative minimum tax credit
     carryforward                                       -        139,645
   Net operating loss carryforward              2,380,000         57,031
   Total deferred tax assets                    2,403,961      1,780,667
   Valuation allowance                         (2,403,961)    (1,780,667)

   Net deferred tax assets                  $           -  $           -


     The Company has recorded a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME Taxes, to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At  June  30,  1996,  the  Company has  net  operating  loss
     carryforwards   for   federal   income   tax   purposes   of
     approximately $168,000 which are available to offset future taxable income, if any, through 2007.

(11) LEASES

     The Company entered into a capital lease for various switching equipment in September 1995 providing for payments of $20,553 for 24 months. This lease expires October 1997.

     The  Company entered into a capital lease for a minicomputer in  April  1996  providing for payments  of  $6,759  for  36 months.  This lease expires March 1999.

     The Company has various operating leases for the use of office space and office equipment. Total rent expense under operating leases was $64,424, $63,178 and $146,851 for the years ended June 30, 1994, 1995 and 1996, respectively.

     A  summary of future minimum lease payments as of  June  30,
     1996   under  capital  leases  and  operating  leases   with
     noncancelable terms beyond one year follows:

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                        Capital     Operating
                                        leases       leases
     Years ended June 30:
     1997                            $   327,468  $   117,871
     1998                                163,204      102,816
     1999                                 67,560       87,029
     2000                                      -       51,972
     2001                                      -       51,972
     Thereafter                                -       25,986
     Total minimum lease payments        558,232  $   437,646
     Less interest portion               (48,632)

                                     $   509,600


     It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(12) RELATED PARTY TRANSACTIONS

     During  1995, Hi-Rim incurred fees from a company affiliated with an officer of Hi-Rim for consulting services and rental
     of   office  furniture,  which  were  satisfied   in   1996,
     aggregating approximately $130,000.

     During the year ended June 30, 1994 and 1995, the Company paid to Claudia Higgins, a former Secretary/Treasurer of United Payphone and wife of former officer and director Michael Swan, salaries of $52,000 and $48,000, respectively. Said salary was for services performed for both the Company and United Payphone.

(13) MAJOR CUSTOMERS

     Revenue  from contracts with four customers in 1996 and  two customers in 1995 accounted for 55% and 36% of the Company's
     revenue  for  the  year  ended  June  30,  1996  and   1995,
     respectively.

     During 1995 and 1996, approximately 75% of the Company's long-distance service was carried by a single carrier. Beginning in May 1996, the Company's volume has been diversified in such a manner that no one carrier accounts for more than 20% of the Company's volume.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL STATEMENTS ("SFAS No. 107"). SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     in  leased  assets.  Accordingly, the aggregate  fair  value
     amounts   presented  are  not  intended  to  represent   the
     underlying value of the net assets of the Company.

     The carrying amounts at June 30, 1995 and June 30, 1996 for cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

(15) SUPPLEMENTAL FINANCIAL INFORMATION

     SUPPLEMENTAL CASH FLOW INFORMATION


                                                     June 30
                                          1994         1995        1996
   Supplemental disclosure of cash
     flow information:
   Cash paid during the year for
     interest                          $       774   $   3,413   $   59,047
   Cash paid during the year for
     taxes                             $       800   $       -   $   12,000

   Supplemental schedule of noncash
     investing and financing
     activities:
   Stock issued from subsidiary for
     services                          $   689,318   $  32,000   $        -
   Stock issued from subsidiary for
     debt relief                       $ 1,814,591   $       -   $        -
   Stock canceled for collection of
     note receivable                   $    32,800   $       -   $        -
   Issuance of note payable in
     exchange for common stock and
     Class A preferred stock           $         -   $       -   $  840,000
   Issuance of common stock in
     litigation settlement             $         -   $       -   $   25,000


     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The   following  table  represents  the  activity  for   the
     allowance for doubtful accounts for each of the fiscal years ended June 30, 1994, 1995 and 1996.


                                Balance at                               Balance at
                                 beginning                                 end of
                                  of year     Additions    Deductions       year
   Allowance for doubtful
     accounts:
   Year ended June 30, 1994     $         -   $    5,052   $    5,052   $        -
   Year ended June 30, 1995               -       70,475           -        70,475
   Year ended June 30, 1996          70,475      482,808     103,283       450,000


(16) COMMITMENTS AND CONTINGENCIES

     In the second quarter of 1996, the Company settled the case of Teletek v. U.S. Tel, et. al., and its related case
     Schwartz, et. al. v. Teletek. Pursuant to the terms of the settlement,

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     the Company was obligated to pay $1,150,000, issue 25,000 shares in restricted stock, and issue an option to purchase 250,000 shares of common stock at $1.40 per share. As of June 30, 1996, the Company has paid $1,150,000 and issued 25,000 shares in restricted common stock and options to purchase 250,000 shares of common stock. On April 9, 1996, options were exercised in exchange for 250,000 shares of common stock for $350,000.

     Hi-Rim Communication Inc. v. MCI Communication Corp. ("MCI"), instituted on June 1996, as an arbitration proceeding at J.A.M.S./Endispute, Washington D.C. On May 25, 1995, MCI entered into a carrier agreement with Hi-Rim (the "MCI Carrier Agreement") in connection with the Company's switched and switchless products. MCI's services under the MCI Carrier Agreement were necessary for the Company to provide services to its customers. On February 20, 1996, MCI disconnected its services to Hi-Rim. Hi-Rim subsequently filed a Notice of Claims and Demand for Arbitration ("Demand") against MCI alleging, among other things, breach of contract, breach of MCI's implied duty of good faith and fair dealing, and intentional interference with Hi-Rim's business relationships. The Company seeks to recover damages in excess of approximately $20,000,000. MCI filed an Answer and Counterclaim denying each of the allegations contained in Hi-Rim's Demand and alleging, among other things, a breach of contract. MCI seeks to recover in excess of $28,000,000 for unpaid services provided under the MCI Carrier Agreement and $10,000,000 in early termination penalties. The Company currently believes that a judgment equal to the cost of services received from MCI, a vendor carrier, aggregating approximately $4,200,000 is probable, and such amount has been accrued and charged to operations in the accompanying 1996 consolidated financial statements. The arbitration hearing is currently scheduled to begin on January 7, 1997.

     In the Matter of Certain Undisclosed Payments of Compensation, File No. HO-2814, instituted on January 5, 1994, before the U.S. Securities and Exchange Commission ("SEC"). On January 5, 1994, the SEC issued an order directing a formal investigation to determine whether federal securities laws had been violated and whether an enforcement action should be recommended. In approximately July 1995, the Company received a subpoena in connection with the SEC's investigation. In approximately August 1994 and January 1995, the Company also received subpoenas from a federal grand jury in Las Vegas, Nevada for the production of documents in a related investigation. Management believes the Company has fully complied with both subpoenas. The Company is unable to predict what action, if any, will result from either of the investigations.

     Michael   G.  Swan  ("Swan")  and  Teletek,  Inc.  v.   SEC,
     instituted in June 1995, in the United States District Court for the District of Columbia. In connection with the SEC's investigation of various persons, including the Company and Swan, a former executive officer and director of the Company, the Company and Swan believed that its former counsel may
     have   released privileged  records and other information to
     the SEC. The Company and Swan filed a complaint for injunctive relief, seeking to compel the SEC to allow them access to those records and information pursuant to the Freedom of

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Information Act. The district court denied the Company's and Swan's request, and on October 1, 1996, the United State
     Court of Appeals for the District of Columbia Circuit upheld the denial.

     Teletek, Inc. et. al. v. Franz Josef Kuttner and Udo Drisang, Case No. 9 O 391/95, instituted on October 5, 1995, in the First Instance Court of Wiesbaden (Landgericht Wiesbaden, Germany). The Company and three other plaintiffs filed a lawsuit alleging fraud and embezzlement, among other claims. The Company is attempting to recover 500,000 shares of its common stock that were delivered to the defendants for the purpose of securing a foreign loan sought by the Company in 1993. In March 1996, the court entered a judgment ordering the defendants to return the shares to the Company. The defendants are appealing the judgment on technical procedures grounds.

     Peter Tosto ("Tosto") v. Teletek, Inc., instituted in May 1996, as an arbitration proceeding at American Arbitration Association, New York Regional Office. Tosto alleges that the Company breached a consulting agreement, and seeks an order directing the Company to issue 100,000 shares of its common stock as compensation under the consulting agreement. A hearing on the matter has been scheduled for November 18, 1996. Based on consultation with its counsel, the Company does not believe it is responsible for such liabilities and, therefore, no provision for this matter has been recorded in the Company's consolidated financial statements.

     The Company is currently in negotiations with AT&T with respect to services provided during the 1996 fiscal year. The Company has accrued and charged to operations in the accompanying 1996 consolidated financial statements approximately $2,060,000, the Company's estimate of the cost of the services provided.

     In the normal course of the Company's operations it is involved in various legal and regulatory matters. While the Company does not anticipate that the ultimate disposition of such matters will result in abrupt changes in the competitive structure of the business of the Company, no assurance can be given that such changes will not occur and that such changes would not be materially adverse to the Company.

(17) SUBSEQUENT EVENTS

     In August 1996, the company purchased all of the capital stock of SelecTel, in consideration for a $300,000 note bearing interest at 8% per annum and due in two years, 190,000 restricted shares of the Company's common stock. The acquisition will be accounted for as a purchase. Accordingly, the purchase price in excess of the fair value of the identifiable net assets acquired, if any, will be recorded as goodwill and will be amortized on a straight.

                  TELETEK, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     line basis over the life of goodwill. SelecTel is a switchless reseller of long-distance telecommunications services. SelecTel principally markets such services to hotels and motels and other similar leisure industry businesses in approximately 14 states. SelecTel does not own or lease any switching equipment. The Company is in the process of integrating SelecTel's customers into its transmission network.

     In August 1996, the Company purchased substantially all of the assets of Xtel, Inc., a Nevada corporation, dba Phone Line USA ("Phone Line USA"), for approximately $145,000, of which approximately $120,000 was paid by forgiving indebtedness of Phone Line USA to the Company. In addition, the Company agreed to employ the President of Phone Line USA for a one-year period. Phone Line USA markets disposable prepaid calling cards which enable the holder to make long-distance telephone calls. Phone Line USA primarily markets its prepaid calling cards with international calling capabilities through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. The prepaid calling cards typically are sold in denominations of $10 and $20.

     On August 22, 1996, the Company received a loan in the amount of $2,000,000 from a private lender, bearing interest at 8.5% per annum. All accrued and unpaid interest on the outstanding balance of the loan plus $25,000 is payable monthly. The loan is due in full on August 22, 1999. The loan may be used by the Company for working capital or any other purposes.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     In approximately February 1996, the Company dismissed the independent accountants previously engaged to audit the Company's financial statements, Crouch, Bierwolf & Call ("CBC"). Neither of CBC's reports on the Company's financial statements for the fiscal years ended June 30, 1995 or 1994 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In approximately August 1996, the Company formally engaged KPMG Peat Marwick LLP to audit the Company's financial statements for the fiscal year ended June 30, 1996. The change in accountants was approved by the Company's Board of Directors. During the
Company's fiscal years and interim periods preceding the dismissal, there were no disagreements with CBC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


                              DIRECTOR      POSITION WITH THE
      NAME           AGE      SINCE<F1>        COMPANY<F2>

John M. Vergiels     58          1995     Chairman of the Board,
                                           Chief Executive Officer,
                                           Chief Financial Officer,
                                           President and Treasurer

Thomas A. Mills      59          1996     Director and Secretary

Wayne J. Godbout     50          1996     Director

<F1> Directors serve until their successors are elected and
     qualified. Directors are currently not elected for a specific term.
<F2> Officers serve at the pleasure of the Company's Board of
     Directors.

     JOHN M. VERGIELS has been a director, Chief Executive Officer, Chief Financial Officer, President and Treasurer of the Company since April 1995. Mr. Vergiels has been a Director of Hi-
Rim   since  July  1994.   From  February  1988  to  July   1995,
Mr. Vergiels was Vice President and Director of United Payphone. Since 1992, Mr. Vergiels has been a lobbyist and a full-time professor at the University of Nevada, Las Vegas. From 1973 to 1984, he was an assemblyman in the Nevada State Legislature and from 1985 to 1992, he was a senator in the Nevada State

Legislature.   Since 1994, Mr. Vergiels has been  a  director  of
Silicon Valley Development, a California-based milling company.

     THOMAS A MILLS has been a director of the Company since February 1996. Since June 1993, Mr. Mills has been a Director and President of Hi-Rim. Since September 1991, Mr. Mills has been President of Entertainment Technologies, Inc. ("ETI"), a privately held, Las Vegas-based company, which until 1994 operated an electronic subscription sports information service and currently holds investments in other companies. In 1994, Mr. Mills filed a petition in the U.S. Bankruptcy Court for relief under Chapter 7 of the U.S. Bankruptcy Code.

     WAYNE J. GODBOUT has been a director of the Company since March 1996. Since November 1993, Mr. Godbout has been Vice President of Hi-Rim. From 1989 to 1993, Mr. Godbout was
Executive Vice President of Com Tec Telecommunications Consultants, Inc., an Overland Park, Kansas-based telecommunications consulting company, with responsibilities for all local exchange carriers and inter-exchange carriers projects, including networking, budgeting and engineering consulting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on the Company's review of the copies of such forms received by it with respect to the fiscal year ended June 30, 1996, the following Section 16(a) filing requirements were not timely satisfied: (a) John M. Vergiels failed to file three reports on a timely basis covering three transactions; (b) Thomas A. Mills failed to file two reports on a timely basis covering three transactions; and
(c) Wayne J. Godbout failed to file three reports on a timely basis covering three transactions.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following tables set forth compensation received by John M. Vergiels, the Company's Chief Executive Officer, and Thomas A. Mills and Wayne J. Godbout, the only other executive officers of the Company and its subsidiaries whose total compensation for the fiscal year ended June 30, 1996, exceeded $100,000.

                   Summary Compensation Table

                                                   Annual Compensation

                                                                  Other Annual
   Name and Principal Position       Year    Salary      Bonus    Compensation
                                              ($)         ($)          ($)
John M. Vergiels                     1996     47,500         -0-      -0-
  Chairman of the Board, President,  1995        -0-         -0-      -0-
  Chief Executive Officer, Chief     1994        -0-         -0-      -0-
  Financial Officer and Treasurer
  of the Company

Thomas A. Mills                      1996    128,000     335,000      -0-
  Director and Secretary of the      1995     60,000         -0-      -0-
  Company and President of Hi-Rim    1994     25,000         -0-      -0-

Wayne J. Godbout                     1996    128,600     335,178      -0-
  Director of the Company and Vice   1995     63,000      25,000      -0-
  President of Hi-Rim                1994     10,000         -0-      -0-


             Summary Compensation Table (Continued)

                                                         Long-Term Compensation

                                                            Awards            Payouts

                                                   Restricted   Securities   Long-Term
                                                     Stock      Underlying   Incentive   All Other
         Name and Principal Position       Year      Awards    Options/SARs   Payouts   Compensation
                                                       ($)          (#)         ($)         ($)
    John M. Vergiels                       1996       -0-        350,000       -0-           -0-
      Chairman of the Board, President,    1995       -0-            -0-       -0-           -0-
      Chief Executive Officer, Chief       1994       -0-            -0-       -0-           -0-
      Financial Officer and Treasurer of
      the Company

    Thomas A. Mills                        1996       -0-      1,050,000       -0-           -0-
      Director and Secretary of the        1995       -0-            -0-       -0-        40,000<F1>
      Company and President of Hi-Rim      1994       -0-            -0-       -0-        60,000<F1>

    Wayne J. Godbout                       1996       -0-       550,000        -0-           -0-
      Director of the Company and Vice     1995       -0-           -0-        -0-           -0-
      President of Hi-Rim                  1994       -0-           -0-        -0-           -0-

<F1> Represents payment in fees and expense to ETI.  See Item 12.
     "Certain Relationships and Related Transactions - Transactions with Management."


              Option/SAR Grants in Last Fiscal Year

                                Individual Grants                                   Potential realizable value at
                                                                                    assumed annual rates of stock
                                                                                    price appreciatio for option
                                                                                                term
                                 Percent of
                    Number of       total
                   securities   options/SARs
                   underlying    granted to    Exercise or   Market price Expir-
                  options/SARs  employees in    base price    on date of   ation   0% ($)     5% ($)      10% ($)
      Name         granted (#)   fiscal year    ($/Share)     grant ($)    date     <F1>       <F1>         <F1>

John M. Vergiels    25,000       16.0            .66           .69         none       750      11,598      28,242
                   325,000                       .66           .56         none         0      81,959     257,561

Thomas A. Mills    350,000       44.4            .66           .69         none    10,500     162,378     395,389
                   700,000                       .66           .56         none         0     176,527     554,747

Wayne J. Godbout   100,000       23.3            .66           .69         none     3,000      46,394     109,968
                   350,000                       .66           .56         none         0      88,263     277,374
                   100,000                      2.00          1.91         none         0     120,119     304,405

<F1> For valuation purposes only, a term of ten years has been attributed to the options granted to Messrs. Vergiels, Mills and Godbout.


 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                        Option/SAR Values
                                                      Number of securities
                                                     underlying unexercised      Value of unexercised in-the-
                                                     options/SARs at fiscal      money options/SARs at fiscal
                                                          year end (#)                 year end ($)<F1>
                   Shares acquired     Value
      Name         on exercise (#)  realized ($)  Exercisable   Unexercisable   Exercisable    Unexercisable
John M. Vergiels         -0-            -0-             350,000      -0-           1,869,000        -0-
Thomas A. Mills          -0-            -0-           1,050,000      -0-           3,738,000        -0-
Wayne J. Godbout         -0-            -0-             550,000      -0-           2,803,000        -0-

<F1> Based on the closing bid price of the Company's common
     stock of $6.00 per share on June 28, 1996, the last trading day in the fiscal year, minus the exercise price of "in-the-money" options.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     The Company has employment agreements (the "Agreements") with each of the named executives. The Agreements are for a term of three years commencing February 1, 1996, and provide for annual salaries to Messrs. Vergiels, Mills and Godbout in the amount of $80,400, $160,800 and $160,800, respectively, plus a cost of living increase of six percent at the beginning of each new year. Upon a termination without cause, the Agreements provide for a severance payment equal to all compensation remaining under the respective Agreement, less any bonus payments. In the event of a change in ownership of Teletek or Hi-Rim, including, but not limited to a merger, acquisition, buy-out or sale of stock which materially changes the ownership control of either Teletek or Hi-Rim, the Agreements with Messrs. Mills and Godbout provide for a bonus payment of $100,000.

     Pursuant   to  a  resolution  of  the  Company's  Board   of
Directors, the Company has agreed to pay Messrs. Mills and Godbout each a monthly bonus of $25,000 for each increase of $500,000 in the Company's monthly revenues.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     The directors of the Company who are not employees or officers of the Company or its affiliates, if any, are entitled to receive $100 plus expense reimbursement for each Board of Directors meeting which they attend. There are currently no non-employee directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     The following is a list of the beneficial stock ownership as of September 17, 1996 of (a) all persons who beneficially owned more than five percent of the outstanding Common Stock of the Company, (b) all directors, (c) all executive officers named in the Summary Compensation Table and (d) all officers and directors as a group at the close of business on September 17, 1996, according to record-ownership listings as of that date, according to the SEC Forms 3, 4 and 5 and

Schedules 13D and 13G, of which the Company has received copies, and according to verifications as of September 17, 1996, which the Company solicited and received from each officer, director and stockholder listed:


Title of                                            Amount and Nature      Percent
 Class              Beneficial Owner                  of Beneficial       of Class
                                                    Ownership<F1><F2>       <F2>

 Common    John M. Vergiels                           560,000<F3>            3.8
           1771 E. Flamingo Road, Suite 111A
           Las Vegas, Nevada  89119
 Common    Thomas A. Mills                          3,425,000<F4>           19.4
           1771 E. Flamingo Road, Suite 111A
           Las Vegas, Nevada  89119
 Common    Wayne J. Godbout                         1,550,000<F5>            9.8
           1771 E. Flamingo Road, Suite 111A
           Las Vegas, Nevada  89119
 Common    William Miller                             807,600                5.6
           39-33 223rd Street
           Bayside, New York 11361
 Common    All executive officers and               5,535,000<F6>           28.4
           directors as a group (3 persons)

<F1> Unless otherwise noted, the persons identified in this
     table have sole voting and sole investment power with regard to the shares beneficially owned by them.
<F2> Includes shares issuable upon exercise of options which are exercisable within 60 days of the stated date.
<F3> Includes options to purchase 450,000 shares.
<F4> Includes options to purchase 3,225,000 shares, including options issued to ETI to purchase 275,000 shares.
<F5> Includes options to purchase 1,398,885 shares.
<F6> Includes options to purchase 5,073,885 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

     The Company entered into an agreement on January 11, 1993 with ETI to provide certain consulting and advisory services. ETI is a wholly-owned corporation of Sandra Mills, the spouse of Thomas A. Mills, currently a director and Secretary of the Company. During the year ended June 30, 1996, the Company paid ETI a total of $180,000 in fees and expenses for services rendered and expenses incurred by ETI during the years ended June 30, 1995 ($40,000), 1994 ($60,000) and 1993 ($80,000)
pursuant to the terms of the agreement.

                             PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries have been filed as a part of this report (see Item 8. "Financial Statements and
        Supplementary Data):

        Independent Auditors' Report (KPMG Peat Marwick LLP);

        Independent Auditors' Report (Crouch, Bierwolf & Call);

        Consolidated  Balance  Sheets as of  June  30,  1995  and
        1996;

        Consolidated  Statements  of  Operations  for  the  Years
        Ended June 30, 1994, 1995 and 1996;

        Consolidated Statements of Stockholders' Equity  for  the
        Years Ended June 30, 1994, 1995 and 1996;

        Consolidated  Statements  of Cash  Flows  for  the  Years
        Ended June 30, 1994, 1995 and 1996; and

        Notes to Consolidated Financial Statements.

  (2)   Schedules   are  omitted  because  of  the   absence   of
        conditions  under which they are required or because  the
        required   information   is  given   in   the   financial
        statements or notes thereto.

  (3)  Exhibits

EXHIBIT
  NO.                           DESCRIPTION


  3.01    Articles of Incorporation of Teletek, Inc. dated  March
          15, 1993.

  3.02    Bylaws of Teletek, Inc. dated March 17, 1993.

  3.03    Certificate  of  Preferences  of  Teletek,  Inc.  dated
          April 19, 1995.

  4.01    Specimen Common Stock Certificate of Teletek, Inc.

 10.01 Contract of Employment dated January 27, 1996, between Hi-Rim Communications, Inc. and Thomas A. Mills; Contract of Employment dated January 26, 1996, between Hi-Rim Communications, Inc. and Wayne J. Godbout; and Contract of Employment dated January 26, 1996, between Teletek, Inc. and John M. Vergiels.

 10.02    Consulting  Agreement dated January 11,  1993,  between
          Teletek, Inc. and Entertainment Technologies, Inc.

 10.03    Promissory   Note  dated  August  22,  1996,   in   the
          principal amount of $2,000,000 by Teletek, Inc. in favor of Dingaan Holdings S.A.

 10.04 Equipment Lease Agreement dated September 25, 1995, between DSC Finance Corporation and Hi-Rim Communications, Inc.; and Guaranty dated September 29, 1995, between DSC Finance Corporation and Hi-Rim Communications, Inc.

 10.05    Acquisition  Agreement dated August  1,  1996,  between
          Teletek, Inc. and SelecTel Corporation.

 16.01    Letter re: Change in Certifying Accountant.

 21.01    List of Subsidiaries.

 27.01    Financial Data Schedule.


(b)  Reports on Form 8-K

     None.

                           SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Teletek, Inc.,
                              a Nevada corporation



Dated:  September 30, 1996    By:   /s/ John M. Vergiels
                                    John M. Vergiels, Chairman
                                     of the Board, Chief Executive
                                     Officer, Chief Financial Officer,
                                     President and Treasurer
                                     (principal executive officer,
                                     principal financial officer and
                                     principal accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



September 30, 1996          By:  /s/ John M. Vergiels
                                 John M. Vergiels, Chairman of
                                  the Board, Chief Executive
                                  Officer, Chief Financial
                                  Officer, President and
                                  Treasurer (principal executive
                                  officer, principal financial
                                  officer and principal
                                  accounting officer)


September 30, 1996          By:  /s/ Thomas A. Mills
                                 Thomas A.  Mills, Secretary and
                                  Director


September 30, 1996          By:  /s/ Wayne J. Godbout
                                 Wayne J. Godbout, Director

                          EXHIBIT INDEX

EXHIBIT
  NO.                      DESCRIPTION                     PAGE NO.

  3.01   Articles  of  Incorporation  of  Teletek,   Inc.
         dated March 15, 1993.

  3.02   Bylaws of Teletek, Inc. dated March 17, 1993.

  3.03   Certificate  of  Preferences  of  Teletek,  Inc.
         dated April 19, 1995.

  4.01   Specimen  Common Stock Certificate  of  Teletek,
         Inc.

 10.01   Contract  of Employment dated January 27,  1996,
         between   Hi-Rim   Communications,   Inc.    and
         Thomas  A.  Mills; Contract of Employment  dated
         January     26,     1996,     between     Hi-Rim
         Communications, Inc. and Wayne J.  Godbout;  and
         Contract of Employment dated January 26, 1996, between Teletek, Inc. and John Vergiels.

 10.02   Consulting  Agreement dated  January  11,  1993,
         between    Teletek,   Inc.   and   Entertainment
         Technologies, Inc.

 10.03 Promissory Note dated August 22, 1996, in the principal amount of $2,000,000 by Teletek, Inc.
         in favor of Dingaan Holdings S.A.

 10.04   Equipment  Lease Agreement dated  September  25,
         1995,   between  DSC  Finance  Corporation   and
         Hi-Rim Communications, Inc.; and Guaranty  dated
         September   29,   1995,  between   DSC   Finance
         Corporation and Hi-Rim Communications, Inc.

 10.05   Acquisition  Agreement  dated  August  1,   1996
         between Teletek, Inc. and SelecTel Corporation.

 16.01   Letter re: Change in Certifying Accountant.

 21.01   List of Subsidiaries.

 27.01   Financial Data Schedule.