Form 10-Q
period 1996-09-30
TELETEK INC
filed 1996-11-15
CIK 312979

UNITED STATES SECURITIES AND
                       EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549 FORM 10-Q



(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934 For the quarterly period
      ended:   September 30, 1996


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from:        to

     Commission file number:     0-9019

                       Teletek, Inc.
   (Exact name of registrant as specified in its charter)

           Nevada                            88-0298190
(State  or  other  jurisdiction  of        (I.R.S. Employer
incorporation  or organization)           Identification No.)

1771 E. Flamingo Road, Suite 111A, Las Vegas, Nevada    89119
(Address of principal executive offices)              (Zip Code)

                          (702) 734-4898
       (Registrant's telephone number, including area code)

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

Indicate  the  number  of  shares  outstanding  of  each  of the registrant's  classes  of  common  stock,  as  of  November  11,
1996:    14,454,398

                    TELETEK, INC. AND SUBSIDIARIES

                                 INDEX


                                                          Page
                                                           No.

Part I. Financial Information                              3

    Item 1. Financial Statements                           3
            Consolidated Balance Sheet                     3
            Consolidated Statements of Operations
              (Unaudited)                                  5
            Consolidated Statements of Cash Flows
              (Unaudited)                                  6
            Notes to Consolidated Financial
              Statements (Unaudited)                       7
    Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                  10

Part II. Other Information                                14

    Item 1. Legal Proceedings                             14
    Item 5. Other Information                             14
    Item 6. Exhibits and Reports on Form 8-K              15

Signatures                                                16

Exhibit Index                                             17

                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


               TELETEK, INC. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEET


                                            June 30,     September 30,
                                             1996             1996
                                           (Audited)      (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                 $  1,485,883    $  4,019,929
  Receivables:
    Trade accounts, less allowance for
    doubtful accounts of $450,000 at
    June 30, 1996 and $600,588 at
        September 30, 1996                   3,820,305       8,026,212
      Unbilled trade accounts receivable     8,301,875       6,487,355
      Interest receivable                       17,280          22,313
      Notes receivable                          20,000          20,000
  Prepaid expenses and other                    41,345          84,416
            Total current assets            13,686,688      18,660,225

Property and equipment, net                  2,393,110       2,788,869

Other assets:
    Investment in United Payphone
      Services, Inc.                         1,817,591       1,817,591
    Deposits                                   480,410         426,370
    Notes receivable                           169,443         169,443
    Goodwill                                         -         840,143
    Other                                       68,976         171,471
            Total other assets               2,536,420       3,425,018

                                          $ 18,616,218    $ 24,874,112

See accompanying notes to unaudited consolidated financial statements.


                     TELETEK, INC. AND SUBSIDIARIES


                                              June 30,     September 30,
                                                1996            1996
                                             (Audited)      (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt    $    906,510    $  1,251,845
  Accounts payable                             7,208,242       9,140,555
  Accrued expenses                             4,424,318       5,570,608
  Deposits                                       122,900           2,900
  Income taxes                                   123,000         150,002
         Total current liabilities            12,784,970      16,115,910

Long-term debt,excluding current
  installments                                   230,082       1,841,234
         Total liabilities                    13,015,052      17,957,144

Stockholders' equity:
  Common stock, $.0001 par value.
    Authorized 100,000,000 shares, issued
    and outstanding 13,722,883 (June 30)
    and 14,454,398 (September 30) shares           1,372           1,445
  Class A, convertible preferred stock,
    no par value.  Authorized 50,000,000
    shares, issued and outstanding   0
    (June 30) and 0 (September 30) shares              -               -
  Class B, convertible preferred stock,
    no par value.  Authorized 50,000,000
    shares, issued and outstanding 0
    (June 30) and 0 (September 30) shares              -               -
  Class C, convertible preferred stock,
    no par value.  Authorized 50,000,000
    shares, issued and outstanding 135
    (June 30) and 135 (September 30) shares       70,000          70,000
  Additional paid-in capital                  11,619,905      12,482,717
  Less:  Note receivable for common
    stock (note 5)                                     -        (118,800)
  Accumulated deficit                         (6,090,111)     (5,518,394)
          Total stockholders'equity            5,601,166       6,916,968

                                            $ 18,616,218    $ 24,874,112

See accompanying notes to unaudited consolidated financial statements.


               TELETEK, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                  For the three months ended September 30,
                                            1995              1996

Total revenue                          $  3,947,147      $ 23,029,442

Cost of goods sold                        2,646,401        20,756,472
        Gross profit                      1,300,746         2,272,970

Operating expenses:
  General and administrative                822,858         1,370,247
  Bad debts                                  35,983           153,786
  Depreciation and amortization              31,492           129,422
         Total operating expenses           890,333         1,653,455

         Income from operations             410,413           619,514

Other income (expense):
  Interest income                             7,867            34,319
  Interest expense                                -           (54,231)
  Dividend income                            27,331                 -
  Other, net                                (10,000)           13,115

         Income before income taxes         435,611           612,717

Provision for income taxes                        -           (41,000)

         Net income                         435,611           571,717

Net income per common share and
  common share equivalents (restated
   for 1995) (note 6)                  $        .02      $        .03

Weighted average common shares
  outstanding (restated for 1995)
  (note 6)                               17,936,774        16,534,063

See accompanying notes to unaudited consolidated financial statements.


               TELETEK, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                    For the three months ended September 30,
                                               1995               1996

Cash flows from operating activities:      $    435,611       $    571,717
   Net income
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Minority interest                       10,000                  -
         Depreciation and amortization           31,492            129,422
         Bad debts                                    -            153,786
         Changes in assets and liabilities:
           (Increase) in accounts receivable          -         (2,546,908)
           (Increase) in prepaid expenses    (1,203,972)           (43,071)
           (Increase) in other asset           (194,815)          (102,495)
           Decrease in deposits                       -             54,040
           Increase (decrease) in accounts
             payable                            (49,551)         1,932,313
           Increase in accrued expenses and
             other                            1,554,464          1,026,290
           Increase in income taxes               7,618             27,002
           Net cash provided by operating
             activities                         591,027          1,202,096

Cash flows from investing activities:
  Purchase of property and equipment           (209,656)          (646,971)
  Cash paid  for  subsidiary, net of cash
    received                                          -           (216,166)
     Net cash used in investing activities     (209,656)          (863,137)

Cash flows from financing activities:
  Principle payments on notes payable
    and lease obligations                        (2,310)          (261,013)
  Proceeds from notes payable and lease
    obligations                                 100,274          2,217,500
  Proceeds from issuance of common stock
    and additional paid in capital                    -            238,600
           Net cash provided by financing
             activities                          97,964          2,195,087

           Net increase in cash and cash
             equivalents                        479,335          2,534,046

Cash and cash equivalents at beginning of
  period                                        356,538          1,485,883

Cash and cash equivalents at end of
  period                                   $    835,873       $  4,019,929

Supplemental disclosures of cash flow
  information:
    Cash paid for interest                 $         -        $     39,925
    Cash paid for taxes                              -              13,998

Non cash financing activities:
  Stock issued for acquisition of
   subsidiary                              $         -        $    486,875

See accompanying notes to unaudited consolidated financial statements.


                TELETEK, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

                      September 30, 1996


(1)  General

     Teletek, Inc. (the "Company") has elected to omit substantially all footnotes to the Consolidated Financial Statements for the three months ended September 30, 1996, since there have been no material changes (other than those reported in footnotes 2 through 7) to the information previously reported by the Company in their annual report filed on Form 10-K for the fiscal year ended June 30, 1996.

(2)  Unaudited Information

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

(3)  Acquisitions

     In August 1996, the Company purchased all of the capital stock of SelecTel Corporation, a California corporation ("SelecTel"), in consideration for $270,000 cash, a $300,000 promissory note bearing interest at 8% per annum due in two years, $48,000 in prepaid interest, and 190,000 restricted shares of the Company's common stock. In October 1996, the Company paid the sellers $100,000 cash and exchanged the $300,000 promissory note for a new promissory note in the principal amount of $60,000. The acquisition was accounted for as a purchase. Accordingly, the purchase price in excess of the fair value of the identifiable net assets acquired ($741,914) will be recorded as goodwill and will be amortized on a straight line basis over the life of goodwill (five years). SelecTel is a switchless reseller of long-distance telecommunications services. SelecTel principally markets such services to hotels and motels and other similar leisure industry businesses in approximately 14 states. SelecTel does not own or lease any switching equipment. The Company is in the process of integrating SelecTel's customers into its transmission network. The proforma results of operations of the Company had SelecTel been acquired as of the first quarter of fiscal 1997 would be as follows:

          Sales                            $   23,437,122
          Gross profit                          2,314,698
          Net income                              554,670
          Net income per common  share                .03

     In August 1996, the Company purchased substantially all the assets of Xtel, Inc., a Nevada corporation, dba Phone Line USA ("Phone Line USA"), for approximately $145,000, of which approximately $120,000 was paid by forgiving indebtedness of Phone Line USA to the
     Company. Phone Line USA markets disposable prepaid calling cards which enable the holder to make long distance telephone calls. Phone Line USA primarily markets its prepaid calling cards with international calling capabilities through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. The prepaid calling cards are typically sold in denominations of $10 and $20.


(4)  Working Capital Loan

      On August 22, 1996, the Company received a loan in the amount of $2,000,000 from a private lender, bearing interest at 8.5% per annum. All accrued and unpaid interest on the outstanding balance of the loan plus $25,000 is payable monthly. The loan is due in full on August 22, 1999. The loan may be used by the Company for working capital or any other purpose.

(5)  Exercise of Stock Options

      During the first quarter of fiscal 1997, options for 541,515 shares of common stock were exercised at an average price of $.66 per share. Notes receivable in the aggregate amount of $150,800 were received by the Company from an executive officer and certain employees in connection with 228,484 shares.


(6)  Prior Period Adjustment

     In 1996, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the quarter ended September 30, 1995. The weighted average shares outstanding for that period did not include the number of shares of the Company's common stock that could have been (i) converted from the Company's outstanding preferred stock, or (ii) exercised from the Company's outstanding options. The correction of this error resulted in an increase of weighted
     average  shares   outstanding  to  17,936,774    shares
     fromthe previously reported 7,487,884 shares for the quarter ended September 30, 1995, and a corresponding decrease in net income per share to $.02 per share from the previously reported $.06 per share.

     The reduction in the weighted average shares outstanding to 16,534,063 shares for the quarter ended September 30, 1996 from 17,936,774 shares for the quarter ended September 30, 1995 was primarily the result of the repurchase by the Company of 32,034 shares of common stock and 153,333 shares of Class A preferred stock from a former officer of the Company. Class A preferred stock has a conversion rate of 30 shares of common stock for each share of Class A preferred stock.

(7)   Investment in Affiliated Company

     The Company's investment in United Payphone at June 30,
     1996 and September 30, 1996 is summarized as follows:

                           June 30, 1996         September 30, 1996
                                    Carrying                  Carrying
                       Shares        Value        Shares        Value
     Common stock      992,065    $    --         992,065   $     --
     Preferred stock       727      1,817,591         727     1,817,591
     stock
                                  $ 1,817,591               $ 1,817,591

     The Company has an investment in United Payphone consisting of 19% of United Payphone's common stock. The Company's carrying value has been reduced to zero as a result of recording the Company's share of net losses.

     During 1994, the Company exchanged a $1,817,591 note receivable for 727 shares of 6% cumulative convertible preferred stock of United Payphone, which is convertible into common stock at a rate equal to 75% of the average bid price of the common stock for the ten days prior to the conversion date. The preferred stock is redeemable by United Payphone at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption. The Company is carrying the nonmarketable security at cost. Management has determined that it is not probable that an impairment deemed other than temporary has occurred as of the balance sheet date. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition."

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Statement on Forward-Looking Information

     Certain information included herein contains statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to anticipated obligations, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, competition from other long-distance telecommunication providers, leverage and debt service (including sensitivity to fluctuations in interest rates), the outcome of litigation, domestic or global economic conditions, regulatory requirements, and changes in federal or state tax laws or the administration of such laws. Further information on potential factors which could affect the financial condition and results of operations of the Company are included in the filings of the Teletek, Inc. (the "Company") with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the year ended June 30, 1996.

General

    The Company, through its operating subsidiaries, provides long-distance telecommunication services, consisting primarily of direct dial international long distance telephone transmissions from the United States for commercial customers. Currently, the Company's wholly-owned subsidiaries are Hi-Rim Communications, Inc. ("Hi-Rim") and SelecTel Corporation ("SelecTel"). In April 1995, the Company sold its controlling interest in United Payphone Services, Inc. ("United Payphone") in exchange for the cancellation of 95,292 shares of the Company's Class A preferred stock. As of June 30, 1996, the Company owned 992,065 shares or approximately 19% of the outstanding common stock of United Payphone, and all of United Payphone's outstanding preferred stock bearing a 6% cumulative dividend rate. The consolidated financial statements include Hi-Rim and SelecTel. The Company's investment in United Payphone is carried at cost plus equity in undistributed earnings or loss since acquisition. The Company's carrying value of its investment in United Payphone has been reduced to zero as a result of recording the Company's share of net losses. All material intercompany balances have been eliminated in consolidation.

     In 1996, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the quarter ended September 30, 1995. The correction of this error resulted in an increase of weighted average shares outstanding to 17,936,774 shares from the previously reported 7,487,884 shares for the quarter ended September 30, 1995, and a corresponding decrease in net income per share to $.02 per share from the previously reported $.06 per share. See Note 6 to Consolidated Financial Statements above.

     The results of operations for the quarter ended September 30, 1996 are not an indication of the Company's future performance for any subsequent period. Information contained in this quarterly report is supplemental to disclosures in the Company's year-end financial report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1996, Part II, Item 7.

Material Changes in Results of Operations

Three Months Ended September 30, 1996 and 1995

   Revenues

     Revenues  for the  Company increased to approximately $23.0
million   for  the   quarter   ended  September  30,  1996  from
approximately $3.9 million for the quarter ended September 30, 1995, an increase of approximately $19.1 million or 483%. Management believes the increase is due to the increase in the sales staff, the development of customer contacts by the Company's management, an increase in demand due to the Company's competitive rates, and the general increase in acceptance of the Company's services among the Company's target customer market.

   Gross Profit

     Gross profit for the quarter ended September 30, 1996 increased to approximately $2.3 million from approximately $1.3 million for the quarter ended September 30, 1995, an increase of approximately $1.0 million or 75%. The increase in gross profit reflects the results of the increase in sales of the Company's long-distance service. Gross profit increased during the first quarter of fiscal 1997 at a relatively lower rate than revenues because the Company offered lower rates to its customers as a competitive measure to increase demand for its services. The Company's gross profit in the first quarter of fiscal 1997 was negatively affected by the termination in March 1996 of the Company's relationship with MCI, which at the time carried approximately 75% of the Company's long-distance traffic. During the third and fourth quarters of the fiscal year ended June 30, 1996, the Company expanded its network of transmission carriers in order to reduce the Company's reliance on any one carrier and to enable the Company to handle higher volume customers at lower rates and with improved customer services. Currently, the Company uses approximately seven different carriers, none of which handles more than 20% of the Company's long-distance traffic.

   General and Administrative Expenses

     General and administrative expenses increased to approximately $1.4 million for the quarter ended September 30, 1996, up from $822,858 for the quarter ended
September 30, 1995, a $547,389 or 67% increase. The increase was principally due to staff increases, and the recent acquisition of SelecTel.

   Interest Expense

     For the quarter ended September 30, 1996, interest expense increased to $54,231 from no interest expense for the quarter ended September 30, 1995. The increase was principally due to the purchase of the Company's switching equipment in
September 1996 and interest associated  with  the  Private  Loan
(defined below).


   Net Income

     Net income for the quarter ended September 30, 1996 was $571,717 compared to net income of $435,611 for the quarter ended September 30, 1995, a $136,106 or 31% increase. The increase was principally due to the large increase in revenues and the resultant increase in gross profit.


Material Changes in Financial Condition

     At September 30, 1996, the Company had working capital of approximately $2.5 million compared to $901,718 at June 30, 1996. Cash and cash equivalents were approximately $4.0 million at September 30, 1996, compared to approximately $1.5 million at June 30, 1996. The increase in both working capital and cash The increase in both working capital and cash is primarily due to the increase in revenues and a $2.0 million loan (the "Private Loan") received by the Company in the first quarter of fiscal 1997.

     For the three months ended September 30 1996, net cash provided by operating activities totaled approximately $1.2 million. Net cash used in investing activities for the same period totaled $863,137, which consisted primarily of (i) the acquisition of SelecTel; and (ii) the purchase of substantially all of the assets of Xtel, Inc., a Nevada corporation, dba Phone Line USA ( "Phone Line USA"). Net cash provided by financing activities otaled approximately
$2.2 million for the three months ended September 30, 1996. Net cash provided by financing activities during this quarter primarily reflects proceeds from the Private Loan, the sale of equity as a result of the exercise of options, and equipment financing.

     On November 6 and 7, 1996, 30 persons were indicted by a federal grand jury for allegedly illegal activities which in some instances involved the common stock of the Company and United Payphone. The indictments allege, among other things, racketeering, conspiracy, securities fraud, wire fraud and money laundering. Three of the persons indicted are former officers of the Company and one has provided accounting services for the Company. Two of the persons indicted are former officers of United Payphone and the others are primarily stock promoters and brokers. The indictments state that the allegedly illegal activities took place over a four-year period beginning in late 1991. None of the persons indicted currently holds any position as a director, officer or employee of the Company or any of its subsidiaries. Although the indictments described allegedly illegal activities involving the Company's stock, the Company was not indicted by the federal grand jury. In addition, none of the current officers or directors was mentioned in either indictment. Based on the indictments, the Company has commenced an internal investigation into the allegations. The Company intends to cooperate fully with the U.S. Attorney' s office in the prosecution of this matter. In addition, the Company is consulting its own legal counsel with respect to appropriate legal action against certain persons named in the indictments if the Company determines there is a basis to the grand jury allegations.

     Although the Company was not indicted, the indictments could have a material adverse effect on the Company's financial condition and results of operations. In addition, the indictments may have a negative impact on the Company's investment in United Payphone and on the Company's ability to collect the unpaid principal and accrued interest pursuant to the terms of promissory notes in the aggregate principal amount of $169,443 bearing interest at 8% per annum. As of September 30, 1996, management has determined that it is not probable that an impairment deemed other than temporary has occurred; accordingly, the Company did not discount the value of its investment in United Payphone and carried the promissory note as fully collectible. See note 7 to unaudited consolidated financial statements above.

     The Company is currently arbitrating a dispute with MCI in connection with the MCI Carrier Agreement. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in the Company's annual report on Form 10-K for the year ended June 30, 1996.

     In August 1996, the Company received the Private Loan from an unaffiliated third party, bearing interest at 8.5% per annum. All accrued and unpaid interest on the outstanding balance of the Private Loan plus a principle payment of $25, 000 is payable monthly. The Private Loan is due in full on August 22, 1999. The proceeds from the Private Loan may be used by the Company for working capital or any other purpose. As of the date hereof, the Company has not expended any of the Private Loan proceeds.

     In   August   1996,   the  Company  purchased  all  of  the
capital stock of SelecTel in consideration for $270,000 cash, a $300,000 promissory note bearing interest at 8% per annum due in two years, $48,000 in prepaid interest, and
190,000  restricted  shares  of  the Company's common stock.  In
October 1996, the Company paid the sellers $100,000 cash and exchanged the $300, 000 promissory note for a new promissory note in the principal amount of $60,000. SelecTel is a switchless reseller of long-distance telecommunications services. SelecTel principally markets such services to hotels and motels and other similar leisure industry businesses in approximately 14 states. SelecTel does not own or lease any switching equipment. The Company is in the process of integrating SelecTel' s customers into its transmission network.

     In August 1996, the Company purchased substantially all of Phone Line USA for approximately $145,000, of which approximately $120,000 was paid by forgiving indebtedness of Phone Line USA. Phone Line USA markets disposable prepaid calling cards which enable the holder to make long-distance telephone calls. Phone Line USA primarily markets its prepaid calling cards with international calling capabilities through approximately 100 vending machines strategically located in major metropolitan areas of the United States, such as New York, Los Angeles, San Francisco, Miami, Honolulu and Seattle. The prepaid calling cards typically are sold in denominations of $10 and $20.

     The Company is currently attempting to resolve an outstanding obligation to AT&T Corp. See Part II, Item 7. "Management's Discussion and Analysis of Financial Conditions and Results
of Operations - Liquidity and Capital Resources" in the Company's annual report on Form 10-K for the year ended June 30, 1996.

     The Company currently does not have any firm commitments for any capital expenditures or business acquisitions. However, subject to certain factors, the Company's present intention is to purchase an additional computerized digital network switch during the fiscal year 1997. In addition, the Company continues to monitor acquisition and expansion opportunities throughout the United States. The Company expects to be able to meet its debt obligations and to finance capital expenditures and expansion opportunities through cash flow from operations, present and future borrowings, including proceeds available under the Private Loan, or other sources of public or private financing.

                    PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     United States of America v. Michael G. Swan, et al., United States District Court, District of Nevada, Case No. CR-S-96-288, instituted on November 6, 1996, and United States of America v. Damon Cozzolino, et al., United States District Court, District of Nevada, Case No. CR-S-96-287, instituted on November 6, 1996, and United States of America
v. Jay Wells Nance, et al., United States District Court, District of Nevada, Case No. CR-S-96-271, instituted on November 7, 1996 (collectively, the " Indictments"). The Company has been informed that 30 persons were indicted by a federal grand jury on November 6 and 7, 1996. The Indictments allege, among other things, racketeering, conspiracy, securities fraud, wire fraud, and money laundering involving the common stock of the Company and United Payphone. Three of the persons indicted are former officers of the Company and one has provided accounting services for the Company. Two of the persons indicted are former officers of United Payphone and the others are primarily stock promoters and brokers. The Indictments state that the alleged illegal activities took place over a four-year period beginning in late 1991. None of the persons indicted currently holds any position as a director, officer or employee of the Company or any of its subsidiaries. Although the Indictments described illegal activities involving the Company's stock, the Company was not indicted by the federal grand jury. In addition, none of the current officers or directors was mentioned in either of the Indictments. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition" above.

     See  also  Part  I,  Item 3.   "Legal  Proceedings"  in the
Company's   annual   report   on   Form  10-K for the year ended
June 30, 1996.

ITEM 5.  Other Information

     In  October  1996,  the  Board of Directors  of the Company
adopted  resolutions to clarify the terms  of bonus compensation
payable    to    Thomas   A.   Mills    and    Wayne J. Godbout.

Messrs. Mills and Godbout each receive a one-time $25,000  bonus for  each  increase  of  $6.0  million in annualized revenues as
compared   to   the  Company's   highest  prior  revenue  level.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

          Exhibit No.       Description

            27.01           Financial Data Schedule

     (b)  Reports on Form 8-K

            None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act
Act  of  1934,  the Registrant has duly caused this report to be
signed   on   its   behalf   by  the  undersigned thereunto duly
authorized.

                                  Teletek, Inc.,
                                  a Nevada corporation



 Date:  October 31, 1996          By:  /s/  John M. Vergiels
                                      John M. Vergiels, Chairman
                                        of the Board, Chief
                                        Executive Officer,
                                        President and Treasurer
                                        (duly authorized officer
                                        and principal financial
                                        officer)

                         EXHIBIT INDEX

 Exhibit No.               Description               Page No.

 27.01              Financial Data Schedule              18