Form 10-Q
period 1996-12-31
TELETEK INC
filed 1997-02-19
CIK 312979

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended:      December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from:               to

     Commission file number:     0-9019

                          TELETEK, INC.
     (Exact name of registrant as specified in its charter)

             Nevada                             88-0298190
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

1771 E. Flamingo Road, Suite 200B, Las Vegas, Nevada    89119
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

Indicate  the  number  of  shares  outstanding  of  each  of  the registrant's  classes of common stock, as of February  11,  1997:
13,912,883

                 TELETEK, INC. AND SUBSIDIARIES

                              INDEX

                                                              PAGE
                                                               NO.

PART I.  FINANCIAL INFORMATION                                  3

      ITEM 1.  FINANCIAL STATEMENTS                             3
                 CONSOLIDATED BALANCE SHEET                     3
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED)                                    5
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (UNAUDITED)                                    6
                 NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS (UNAUDITED)                         7
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9

PART II.  OTHER INFORMATION                                    12

      ITEM 1.  LEGAL PROCEEDINGS                               12
      ITEM 5.  OTHER INFORMATION                               14
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                14

SIGNATURES                                                     15

EXHIBIT INDEX                                                  16

                      PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 TELETEK, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                                                                  December 31,           June 30,
                             ASSETS                                   1996                 1996
                                                                   (Unaudited)           (Audited)

Current assets:
   Cash and cash equivalents                                     $     612,566        $   1,485,883
   Receivables:
      Trade accounts, less allowance for
         doubtful accounts of $450,000 at June 30,
         1996 and $2,740,588 at December 31, 1996                   18,473,018            3,820,305
      Unbilled trade accounts receivable                             3,364,712            8,301,875
      Interest receivable                                                    -               17,280
      Notes receivable                                                       -               20,000
   Prepaid expenses and other                                          186,310               41,345
         Total current assets                                       22,636,606           13,686,688

Property and equipment, net                                          2,711,087            2,393,110

Other assets:
   Investment in United Payphone Services, Inc.                              -            1,817,591
   Deposits                                                            528,820              480,410
   Notes receivable                                                     26,022              169,443
   Goodwill                                                            796,687                    -
   Other                                                                86,577               68,976
         Total other assets                                          1,438,106            2,536,420

                                                                 $  26,785,799        $  18,616,218

              See accompanying notes to unaudited consolidated financial statements.

                                 TELETEK, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET, CONTINUED

                                                                      December 31,           June 30,
        LIABILITIES AND STOCKHOLDERS' EQUITY                             1996                 1996
                                                                      (Unaudited)          (Audited)

Current liabilities:
   Current installments of long-term debt                           $     586,871        $     906,510
   Accounts payable                                                    17,753,977            7,208,242
   Accrued expenses                                                     4,531,773            4,424,318
   Deposits                                                                 2,900              122,900
   Income taxes                                                           103,002              123,000
         Total current liabilities                                     22,978,523           12,784,970

Long-term debt, excluding current installments                            644,245              230,082
         Total liabilities                                             23,622,768           13,015,052

Stockholders' equity:
   Common stock, $.0001 par value.  Authorized 100,000,000 shares, issued and outstanding 13,722,883 (June 30) and 13,912,883
      (December 31) shares                                                  1,391                1,372
   Class A, convertible preferred stock, no par value.  Authorized
      50,000,000 shares, issued and outstanding 0 (June 30) and
      0 (December 31) shares                                                    -                    -
   Class B, convertible preferred stock, no par value.  Authorized
      50,000,000 shares, issued and outstanding 0 (June 30) and
      0 (December 31) shares                                                    -                    -
   Class C, convertible preferred stock, no par value.  Authorized
      50,000,000 shares, issued and outstanding 135 (June 30) and
      135 (December 31) shares                                             70,000               70,000
   Additional paid-in capital                                          12,106,761           11,619,905

   Accumulated deficit                                                 (9,015,121)          (6,090,111)
         Total stockholders' equity                                     3,163,031            5,601,166

                                                                    $  26,785,799        $  18,616,218

                        See accompanying notes to unaudited consolidated fiancial statements.

                           TELETEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three months ended December 31,
                                                         1996                1995

Total revenue                                        $  17,965,758     $   9,792,192

Cost of goods sold                                      17,680,862         7,692,935
         Gross margin                                      284,896         2,099,257

Operating expenses:
   General and administrative                            1,579,380         1,474,412
   Bad debts                                             2,140,000                 -
   Depreciation and amortization                            88,872            38,202
         Total operating expenses                        3,808,252         1,512,614

         Income from operations                         (3,523,356)          586,643

Other income (expense):
   Interest income                                          15,728                 -
   Interest expense                                        (16,985)                -
   Other, net                                              (13,115)          (18,263)

         Income (loss) before income taxes              (3,537,728)          568,380

Provision for income taxes                                  41,000                 -

         Net income (loss)                              (3,496,728)          568,380

Net income (loss) per common share and common share
   equivalent (restated for 1995) (note 5)           $       (0.25)    $        0.03

Weighted average common shares outstanding
   (restated for 1995) (note 5)                         13,912,883        18,186,030

          See accompanying notes to unaudited consolidated financial statements.

                           TELETEK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                     (Unaudited)

                                                      Six months ended December 31,
                                                         1996                1995

Total revenue                                        $  40,995,200     $  13,739,339

Cost of goods sold                                      38,437,334        10,339,336
         Gross margin                                    2,557,866         3,400,003

Operating expenses:
   General and administrative                            2,949,627         2,298,149
   Bad debts                                             2,293,786                 -
   Depreciation and amortization                           218,294            73,306
         Total operating expenses                        5,461,707         2,371,455

         Income from operations                         (2,903,841)        1,028,548

Other income (expense):
   Interest income                                          50,047                 -
   Interest expense                                        (71,216)                -
   Other, net                                                    -           (24,557)

         Income (loss) before income taxes              (2,925,010)        1,003,991

Provision for income taxes                                       -                 -

         Net income (loss)                              (2,925,010)        1,003,991

Net income (loss) per common share and common share
   equivalent (restated for 1995) (note 5)           $       (0.21)    $        0.06

Weighted average common shares outstanding
   (restated for 1995) (note 5)                         13,849,550        17,578,205

          See accompanying notes to unaudited consolidated financial statements.


                                  TELETEK, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                          For the six months ended
                                                                                 December 31,
                                                                          1996               1995

Cash flows from operating activities:
   Net income                                                          $  (2,925,010)     $  1,003,990
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          218,294            73,306
      Bad debts                                                            2,293,786           129,017
      Loss of subsidiary                                                           -            20,000
      Common stock issued for services                                             -            95,000

      Changes in assets and liabilities:
         Increase in accounts receivable                                 (11,555,550)       (4,982,619)
         Decrease (Increase) in prepaid expenses                            (144,965)          239,058
         (Increase) in other asset                                           (17,601)
         Decrease in deposits                                                (48,410)          (86,889)
         Increase in accounts payable                                     10,545,735         4,600,788
         Increase (Decrease) in accrued expenses and other                   (12,545)            5,212
         Decrease in income taxes                                            (19,998)
              Net cash provided by operating activities                   (1,666,264)        1,096,863

Cash flows from investing activities:
   Purchase of property and equipment                                       (796,185)       (1,011,788)
   Increase in notes receivable                                                    -           (15,618)
   Cash paid for subsidiary, net of cash received                           (216,166)                -
              Net cash used in investing activities                       (1,012,351)       (1,027,406)

Cash flows from financing activities:
   Principle payments on notes payable and lease obligations                (412,202)          (70,000)
   Proceeds from notes payable and lease obligations                       2,217,500           486,482
              Net cash provided by financing activities                    1,805,298           416,482

              Net increase in cash and cash equivalents                     (873,317)          485,939

Cash and cash equivalents at beginning of period                           1,485,883           356,538

Cash and cash equivalents at end of period                             $     612,566      $    842,477

Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $      61,025      $      2,345
   Cash paid for taxes                                                        13,998                 -

Non cash investing activities:
   Disposal of investment in subsidiary (note 3)                       $   2,004,051      $          -

Non cash financing activities:
   Stock issued for acquisition of subsidiary                          $     486,875      $          -
   Extinguishment of note payable in exchange for investment (note 3)  $   1,975,000      $          -

             See accompanying notes to unaudited consolidated financial statements.

                 TELETEK, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                        December 31, 1996

(1)  General

     Teletek, Inc. (the "Company") has elected to omit substantially all footnotes to the Consolidated Financial Statements for the six months ended December 31, 1996, except where there have been material changes to the information previously reported by the Company. The consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

(2)  Unaudited Information

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations that may be expected for future periods or for the fiscal year ended June 30, 1997.

(3)  United Payphone Services, Inc.

     In December 1996, the Company exchanged its investment of 727 shares of United Payphone Services, Inc. ("United Payphone") preferred stock aggregating $1,817,591, 992,065 shares of common stock of United Payphone with no recorded book value, and notes receivable from United Payphone aggregating $186,460, in consideration for the extinguishment of a note payable aggregating $1,975,000. The resulting loss of $29,051 has been recorded in the accompanying unaudited statement of operations as an "other expense."

(4)  Exercise of Stock Options

     During the quarter ended September 30, 1996, options for 541,515 shares of common stock were exercised by certain employees and officers of the Company at an average price of $.66 per share. Notes receivable in the aggregate amount of $150,800 were received by the Company in connection with the exercise of options to purchase 228,484 shares. During the quarter ended December 31, 1996, all of those option exercise transactions were reversed.

(5)  Prior Period Adjustment

     In 1996, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the quarter ended and six months ended December 31, 1995. The weighted average shares outstanding for that period did not include the number of shares of the Company's common stock that could have been (i) converted from the Company's outstanding preferred stock, or (ii) exercised from the Company's outstanding options. The correction of this error resulted in an increase of weighted average shares outstanding to 18,186,030 and 17,578,205 shares from the previously reported 8,169,379 and 7,828,631 shares for the quarter and six months ended December 31, 1995, respectively; and a corresponding decrease in net income per share for the quarter and six months ended December 31, 1995 to $.03 and $.06 per share from the previously reported $.07 and $.13 per share, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated obligations, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, competition from other long-distance telecommunication providers, leverage and debt service (including sensitivity to fluctuations in interest rates), the outcome of litigation, domestic or global economic conditions, regulatory requirements, and changes in federal or state tax laws or the administration of such laws. Further information on potential factors which could affect the financial condition and results of operations of the Company are included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's annual report on Form 10-K for the year ended June 30, 1996.

GENERAL

     The Company, through its operating subsidiaries, provides long-distance telecommunication services, consisting primarily of direct dial international long-distance telephone transmissions from the United States for commercial customers. Currently, the Company's wholly-owned subsidiaries are Hi-Rim Communications, Inc. ("Hi-Rim") and SelecTel Corporation ("SelecTel"). The consolidated financial statements include the accounts of Hi-Rim and SelecTel. All material intercompany balances have been eliminated in consolidation.

     In 1996, the Company discovered certain errors in the calculation of the weighted average shares outstanding for the quarter and six months ended December 31, 1995. The correction of this error resulted in an increase of weighted average shares outstanding to 18,186,030 and 17,578,205 shares from the previously reported 8,169,379 and 7,828,631 shares for the quarter and six months ended December 31, 1995, respectively; and a corresponding decrease in net income per share for the quarter and six months ended December 31, 1995, to $.03 and $.06 per share from the previously reported $.07 and $.13 per share, respectively. See Note 5 to the Unaudited Consolidated Financial Statements.

     The results of operations for the quarter and six months ended December 31, 1996 are not necessarily indicative of the Company's expected performance for any future period. Information contained herein is supplemental to the Company's annual report on Form 10-K for the year ended June 30, 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

  REVENUES

     Revenues for the Company increased to approximately $18 million for the quarter ended December 31, 1996 and to approximately $41 million for the six months ended December 31, 1996, from approximately $9.8 million for the quarter ended December 31, 1995 and from approximately $13.8 million for the six months ended December 31, 1995, a respective increase of approximately $8.2 million or 83% and approximately $27.2 million or 198%. Management believes these increases are due to the increase in the sales staff, the development of customer contacts by the Company's management, an increase in demand due to the Company's competitive rates, and the general increase in acceptance of the Company's services among the Company's target customer market.

  GROSS MARGIN

     The Company's gross margin for the quarter ended December 31, 1996 decreased to $284,896, and for the six months ended December 31, 1996 decreased to approximately $2.6 million. This compares to a gross margin of approximately $2.1 million for the quarter ended December 31, 1995, and approximately $3.4 million for the six months ended December 31, 1995, a decrease of approximately $1.8 million or 86% and $800,000 or 24%, respectively. The decreases in gross margin principally reflect the results of rate increases by the Company's carriers which the Company determined not to pass on to its customers during the second quarter. The Company maintained its rates to its customers as a competitive measure to increase demand for its services. Management believes such action was necessary to retain the Company's customer base due to the increasingly competitive climate of the international long-distance industry. In order to improve gross margins, in January and February 1997, the Company adjusted its rates to reflect the rate increases of the Company's carriers and the Company negotiated lower carrier rates for certain high-volume countries.

     The Company's gross margin in the first quarter and second quarter of fiscal 1997 was negatively affected by the termination in March 1996 of the Company's relationship with MCI, which at the time carried approximately 75% of the Company's long-distance traffic. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's annual report on Form 10-K for the year ended June 30, 1996. Currently, the Company uses approximately seven different carriers, none of which handles more than 20% of the Company's long-distance traffic.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to approximately $1.6 million for the quarter ended December 31, 1996 and increased to approximately $2.9 million for the six months ended December 31, 1996. This compares to approximately $1.5 million for the quarter ended December 31, 1995, and approximately $2.3 million for the six months ended December 31,

1995,  a  $104,968 or 7% increase and $651,478 or  28%  increase,
respectively.   The  increases  were  principally  due  to  staff
increases, and the recent acquisition of SelecTel.

  BAD DEBTS EXPENSE

     For  the quarter and six months ended December 31, 1996, bad
debts  expense  increased  to  approximately  $2.1  million   and
approximately $2.3 million, respectively; compared to no bad debts expense for the quarter and six months ended December 31, 1995. The increase in bad debts expense reflects the increase in revenues and the inability of the Company in certain instances to
collect  outstanding  accounts.   In  January 1997,  the  Company
adopted stricter credit and collection policies to attempt to reduce the amount of bad debts. The Company's policy is to reserve 12.5% of total accounts receivables and accrued revenues. This policy is reviewed periodically by management.

  INTEREST EXPENSE

     For the quarter and six months ended December 31, 1996, interest expense increased to $16,985 and $71,216, respectively; compared to no interest expense for the quarter and six months ended December 31, 1995. These increases were principally due to the purchase of the Company's switching equipment in September 1996 and interest associated with the Private Loan (defined below).

  NET LOSS

     The Company experienced a net loss of approximately $3.5 million for the quarter ended December 31, 1996 and a net loss of approximately $2.9 million for the six months ended December 31, 1996. This compares to net income of $568,380 for the quarter ended December 31, 1995 and net income of approximately $1.0 million for the six months ended December 31, 1995, a decrease of approximately $4.1 million or 715% and approximately $4.0 million or 391%, respectively. The Company's net losses were principally due to the decrease in gross margins and the increase in bad debt reserves.

MATERIAL CHANGES IN FINANCIAL CONDITION

     At  December  31,  1996, the Company  had  negative  working capital of approximately $341,917, compared to positive working capital of $901,718 at June 30, 1996. Cash and cash equivalents were $612,566 at December 31, 1996, compared to approximately
$1.5 million at June 30, 1996. The decrease in both working capital and cash is primarily due to the significant decrease in gross margins. Trade accounts receivables increased from approximately $3.8 million at June 30, 1996 to approximately $18.4 million at December 31, 1996, an approximately $14.6 million or 384% increase. The increase in receivables principally reflects the increase in the Company's revenues and the inability of the Company in certain instances to collect outstanding receivables in a timely manner. In January 1997, the Company adopted stricter credit and collection policies to attempt to reduce the outstanding receivables and corresponding bad debts.

     For the six months ended December 31 1996, net cash used by operating activities totaled approximately $1.7 million. Net cash used in investing activities for the same period totaled approximately $1.0 million, which consisted primarily of (i) the acquisition of SelecTel; and (ii) the purchase of substantially all of the assets of Xtel, Inc., a Nevada corporation, dba Phone Line USA ("Phone Line USA"). Net cash provided by financing activities totaled approximately $1.8 million for the six months ended December 31, 1996, which primarily reflects proceeds from the Private Loan and equipment financing.

     In November 1996, 30 persons were indicted by a federal grand jury for allegedly illegal activities which in some instances involved the common stock of the Company and United Payphone. See "Legal Proceedings." Although the Company was not indicted, the serious nature of the allegations in the indictments could negatively affect the Company's ability to attract or retain customers and could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is currently arbitrating a dispute with MCI in connection with a carrier agreement between the Company and MCI. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Company's annual report on Form 10-K for the year ended June 30, 1996.

     In August 1996, the Company received a private loan (the "Private Loan") from an unaffiliated third party, bearing interest at 8.5% per annum. All accrued and unpaid interest on the outstanding balance of the Private Loan plus a principle payment of $25,000 was payable monthly. As of December 31, 1996, the Private Loan had been satisfied in full in exchange for the Company's investment in United Payphones. See Note 3 to the Unaudited Consolidated Financial Statements.

     The Company currently does not have any firm commitments for any capital expenditures or business acquisitions. However, subject to certain factors, the Company's present intention is to purchase an additional computerized digital network switch during the fiscal year 1997. In addition, the Company continues to monitor acquisition and expansion opportunities throughout the United States. The Company expects to be able to meet its debt obligations and to finance capital expenditures and expansion opportunities through cash flow from operations, present and future borrowings, or other sources of private financing.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     UNITED STATES OF AMERICA V. MICHAEL G. SWAN, ET AL., United States District Court, District of Nevada, Case No. CR-S-96-288, instituted on November 6, 1996, and UNITED STATES OF AMERICA V. DAMON COZZOLINO, ET AL., United States District Court, District of Nevada, Case No. CR-S-96-287, instituted on November 6, 1996, and UNITED STATES OF AMERICA V. JAY WELLS NANCE, ET AL., United States District Court, District of Nevada, Case No. CR-S-96-271, instituted on November 7, 1996 (collectively, the "Indictments"). The Indictments allege, among other things, racketeering, conspiracy, securities fraud, wire fraud, and money laundering involving the common stock of the Company and United Payphone. Three of the persons indicted are former officers of the Company and one has provided accounting services for the Company. Two of the persons indicted are former officers of United Payphone and the others are primarily stock promoters and brokers. The Indictments state that the alleged illegal activities took place over a four-year period beginning in late 1991. None of the persons indicted currently holds any position as a director, officer or employee of the Company or any of its subsidiaries. Although the Indictments described illegal activities involving the Company's stock, the Company was not indicted by the federal grand jury. In addition, none of the current officers or directors was mentioned in either of the Indictments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition."

     By letter dated November 22, 1996, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that Nasdaq had determined to delist the Company from the Nasdaq SmallCap Market. A hearing on the matter was held before the Nasdaq Listing Qualifications Panel (the "Panel") on December 19, 1996. The Panel concluded that the Company should be delisted. The Company has requested that the Panel's decision be reviewed by the Nasdaq Listing and Hearing Review Committee (the "Committee") and the Company has been informed that any delisting will be stayed pending the results of the Committee's review. The Company has been advised by Nasdaq that the Committee will most likely issue its decision subsequent to the meeting of the NASD Board of Governors which is currently scheduled for April 10, 1997. There can be no assurance that the results of the Committee's review will be favorable to the Company.

     ROBERT C. SEOANE, ET AL. V. MICHAEL SWAN, ET AL., United States District Court, District of Nevada, Case No. CV-S-96-01114-
HDM,   instituted  on  December  2,  1996.   Three  stockholders,
purportedly representing a class, filed a complaint against the Company and eight other persons including two current officers
and   directors  of  the  Company,  three  former  officers,   an
accountant who performed accounting services for the Company, an individual described in the complaint as a stock promoter and a Winter Park, Florida firm described in the complaint as a stock
promotion  firm.   The complaint alleges violations  of  Sections
10(b)  and  20(a) of the Securities Exchange Act  of  1934.   The
plaintiffs seek compensatory damages against the defendants. Teletek has filed a motion to dismiss the action for failure to specify which actions and statements were unlawful and for failure to link such actions to the named defendants.

     HI-RIM COMMUNICATIONS, INC. V. CHERRY COMMUNICATIONS, Eighth Judicial District, Clark County, Las Vegas, Nevada, Case No. A369425, instituted on February 3, 1997. The Company alleges that Cherry Communications breached a contract with the Company and tortuously interfered with contract and business opportunities when it failed to pay monies due and owing to the Company and further failed to provide agreed upon switch services. The Company is claiming over $6 million in compensatory damages. No answer has been filed by the defendants.

     See  also  "Legal Proceedings" in Part I,  Item  3,  in  the
Company's annual report on Form 10-K for the year ended June 30, 1996, and Part II, Item 1, in the Company's report on Form 10-Q for the quarter ended September 30, 1996.

ITEM 5.   OTHER INFORMATION

     During the quarter ended December 31, 1996, Thomas A. Mills and William Davis resigned as directors of Teletek, Inc. and as officers and directors of the Hi-Rim.

     In December 1996, the following outstanding options to purchase the Company's common stock were surrendered by the holders and canceled by the Company: (i) options to purchase 200,000 shares, at an exercise price of $8 per share, issued to John M. Vergiels; (ii) options to purchase 1,000,000 shares, at an exercise price of $7 per share, issued to Wayne J. Godbout; and (iii) options to purchase 2,100,000 shares, at an exercise price of $7 per share, issued to Thomas A. Mills.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          EXHIBIT NO.                 DESCRIPTION

          10.01 Stock Purchase Agreement entered into as of the 1st day of December, 1996 between Teletek, Inc. and Dingaan Holdings S.A.

          27.01        Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Teletek, Inc.,
                                a Nevada corporation


Date:  February 14, 1997        By: /s/  John M. Vergiels
                                    John M. Vergiels, Chairman
                                      of the Board, Chief Executive
                                      Officer, President and
                                      Treasurer (duly authorized
                                      officer and principal
                                      financial officer)

                          EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION                 PAGE NO.

10.01        Stock Purchase Agreement entered into  as     17
             of the 1st day of December, 1996 between Teletek, Inc. and Dingaan Holdings S.A.

27.01        Financial Data Schedule                       27